Form 10QSB
period 1996-09-30
FORREST CITY FINANCIAL CORP
filed 1996-11-12
CIK 922288

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                       -----------------------------------

                                   FORM 10-QSB

         [x ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

         [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                EXCHANGE ACT

For the transition period from ________________ to ______________


                         Commission File Number 0-24304
                                               ---------

                       FORREST CITY FINANCIAL CORPORATION
       -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

      Delaware                                        71-0756156
--------------------                               ---------------
(State or other jurisdiction                        (IRS Employer
   of incorporation or                              Identification
     organization)                                      Number)

               715 North Washington Street, Forrest City, AR 72335
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (501) 633-1525
                                ----------------
                         (Registrant's telephone number)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]       No  [ ]

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of November 7, 1996, there were 201,165 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
                           Yes  [ ]        No  [ ]

                       FORREST CITY FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                                      INDEX


PART I.   FINANCIAL INFORMATION (unaudited)                PAGE NO.

Item 1.   Consolidated Condensed Financial Statements

          Consolidated Condensed Statements of Financial
          Condition September 30, 1996 and June 30, 1996      3

          Consolidated Condensed Statements of Operations
          for the Three Months Ended September 30,
          1996 and 1995                                       4

          Consolidated Condensed Statements of Cash Flows
          for the Three Months Ended September 30, 1996
          and 1995                                            5

          Notes to Consolidated Condensed
          Financial Statements                                6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 9

PART II.  OTHER INFORMATION                                  17

          Signature Page                                     18

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY
                             FORREST CITY, ARKANSAS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                                                    September 30,     June 30,
                                                         1996           1996
                                                    -------------     --------
ASSETS

Cash and Cash Equivalents
   Cash and amounts due from depository institution    $  148,137   $   213,514
   Interest-bearing deposits in other banks             2,187,971     1,039,850
                                                       ----------   -----------
      Total cash and cash equivalents                  $2,336,108   $ 1,253,364

Securities available for sale, at fair value            9,050,090     8,324,402

Securities held to maturity (fair value $8,822,964
   at September 30, 1996 and $9,465,167 at
   June 30, 1996)                                       9,096,375     9,759,519

Loans receivable, net                                  31,453,752    30,418,821
Office properties and equipment, net                      461,739       458,577
Stock in Federal Home Loan Bank, at cost                1,093,700       982,000
Accrued interest receivable                               336,690       330,382
Foreclosed real estate, net                               146,000       146,000
Other assets                                              234,013       227,711
                                                      -----------   -----------
   Total Assets                                       $54,208,467   $51,900,776
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits                                           $27,400,710   $26,955,716
   Borrowed Funds                                      20,987,206    19,311,770
   Advances from borrowers for taxes and insurance        173,421       132,517
   Accrued expenses and other liabilities                 664,182       435,093
   Income taxes                                            81,759        81,759
                                                      -----------   -----------
      Total Liabilities                               $49,307,278   $46,916,855
                                                      -----------   -----------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 100,000
      shares authorized; none issued                  $        -    $         -

   Common Stock, $.01 par value; 500,000 shares
      authorized; 236,109 issued; 201,165 and
      201,699 outstanding respectively                      2,361         2,361

   Additional Paid In Capital                           3,217,493     3,217,493

   Retained Earnings - substantially restricted         2,409,033     2,491,914

   Unrealized loss on securities available-for-sale       (37,474)      (27,657)

   Less common stock acquired by:
      Employee Stock Ownership Plan                      (151,289)     (165,042)
      Management Recognition & Retention Plan            ( 63,603)     ( 68,760)

   Treasury Stock - 33,570 and 33,036 shares, at cost    (475,332)     (466,388)
                                                      -----------   -----------
      Total Stockholders' Equity                      $ 4,901,189   $ 4,983,921
                                                      -----------   -----------

      Total Liabilities and Stockholders' Equity      $54,208,467   $51,900,776
                                                      ===========   ===========




See accompanying Notes to Consolidated Condensed Financial Statements.

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY
                             FORREST CITY, ARKANSAS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended
                                                           September 30,
                                                    -------------------------
                                                         1996         1995
                                                         ----         ----
INTEREST INCOME
   Interest on loans                                $   685,820    $   475,075
   Interest on mortgage-backed securities               272,332        315,213
   Interest on investment securities                     64,081         66,746
                                                    -----------    -----------
      Total interest income                         $ 1,022,233    $   857,034
                                                    -----------    -----------

INTEREST EXPENSE
   Savings and time deposits                            330,191        339,333
   Borrowed Funds                                       294,271        227,260
                                                    -----------    -----------
      Total interest expense                        $   624,462    $   566,593
                                                    -----------    -----------
      Net interest income                           $   397,771    $   290,441
PROVISION FOR LOAN LOSSES                                44,418              -
                                                    -----------    -----------
   Net interest income after provision
      for loan losses                               $   353,353    $   290,441
                                                    -----------    -----------
OTHER INCOME
   Loan fees and service charges                    $    14,462    $    10,132
   Gain on sale of securities                             7,841              -
   Other operating income                                38,562         13,272
                                                    -----------    -----------
      Total other income                            $    60,865    $    23,404
                                                    -----------    -----------
OTHER EXPENSE
   Compensation and benefits                        $   157,802    $   133,543
   Occupancy expense                                     14,584         15,094
   Federal insurance premiums                           190,073         18,754
   Data processing expense                               24,415         14,608
   Professional fees                                     24,219         21,013
   Net cost of operations of foreclosed
      real estate                                          (416)         1,505
   Other operating expenses                              61,422         37,094
                                                   ------------    -----------
      Total other expense                          $    472,099    $   241,611
                                                   ------------    -----------
      Income (loss) before income tax expense      $    (57,881)   $    72,234
INCOME TAX EXPENSE                                       25,000         25,110
                                                   ------------    -----------
         NET INCOME (LOSS)                         $    (82,881)   $    47,124
                                                   ============    ===========

Earnings (loss) per common share                   $       (.41)           .21
                                                   ============    ===========

See accompanying Notes to Consolidated Condensed Financial Statements.

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY
                             FORREST CITY, ARKANSAS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Three Months Ended
                                                                         September 30,
                                                                 -------------------------
                                                                     1996           1995
                                                                     ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss)                                             $  (82,881)   $   47,124
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation                                                   8,271         8,871
       Amortization of deferred compensation                         18,910        18,910
       Amortization of deferred loan fees                             9,205       (19,604)
       Premium amortization, net of discount accretion               10,159        15,768
       Provision for losses on loans and real estate                 44,418             -
       Net realized gains on available for sale securities           (7,841)            -
       Decrease (increase) in accrued interest                       (6,308)       (8,843)
       Decrease (increase) in other assets                             (695)        8,160
       Decrease (increase) in cash value life insurance              (5,607)       (5,607)
       Increase (decrease) in accrued expenses                      229,089       (21,564)
                                                                 ----------    ----------
          Net cash provided by operating activities              $  216,720    $   43,215
                                                                 ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans made to customers                      $(1,088,553)  $(1,916,148)
   Purchase of office property and equipment                        (11,433)       (5,631)
   Purchase of Federal Home Loan Bank stock                        (111,700)     (272,100)
   Proceeds from maturities of held-to-maturity securities          620,447     1,499,186
   Purchases of available-for-sale securities                    (1,725,430)   (1,480,917)
   Proceeds from sales of available-for-sale securities             562,018             -
   Proceeds from maturities of available-for-sale securities        468,285             -
                                                               ------------   -----------
      Net cash used in investing activities                     $(1,286,366)  $(2,175,610)
                                                               ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                   $     444,994    $1,187,539
   Net increase (decrease) in short-term from FHLB                 (700,000)   15,900,000
   Net decrease in short-term borrowings of securities
      sold under agreements to repurchase                                 -   (14,000,000)
   Proceeds from long-term Federal Home Loan Bank advances        2,500,000             -
   Payment on long-term Federal Home Loan Bank advances            (124,564)            -
   Purchase of treasury stock                                        (8,944)            -
   Net increase in advances from borrowers for taxes
      and insurance                                                  40,904        33,889
                                                               ------------    ----------
   Net cash provided by financing activities                   $  2,152,390    $3,121,428
                                                               ------------    ----------

   Net increase in cash                                        $  1,082,744    $  989,033
   Cash - beginning of year                                       1,253,364     1,348,415
                                                               ------------    ----------
   Cash - end of year                                          $  2,336,108    $2,337,448
                                                               ============    ==========

CASH PAID DURING THE PERIOD FOR:
   Interest                                                   $     395,134   $   338,675
   Income Taxes                                                      74,000             -

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
   Increase in unrealized loss on securities
      available-for-sale                                              9,817             -


See accompanying Notes to Consolidated Condensed Financial Statements.

                       FORREST CITY FINANCIAL CORPORATION
                                 AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Forrest City Financial Corporation (the "Holding Corporation") and its wholly-owned subsidiary, Forrest City Bank, FSB (the "Bank"). All significant intercompany transactions have been eliminated in consolidation. The accompanying financial statements for the interim periods are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

2.   CONVERSION

     The Bank completed a conversion from a mutual to a stock savings and loan association on July 28, 1994. Simultaneous with the conversion was the formation of the Holding Corporation, incorporated in the State of Delaware. The initial issuance of shares of common stock in the Holding Corporation on July 28, 1994 was 229,233 shares at $15 per share, resulting in net proceeds of $3,116,713 and was accomplished through a subscription and community offering. Costs associated with the conversion and stock offering amounted to $322,000 and was accounted for as a reduction of the proceeds from the issuance of common stock of the Holding Corporation. Upon closing of the stock offering, the Holding Corporation purchased all common shares issued by the Bank. This transaction was accounted for in a manner similar to the pooling of interests method.

     Federal regulations require that, upon conversion from a mutual to stock form of ownership, a "liquidation account" be established by restricting a portion of net worth for the benefit of eligible savings account holders who maintain their savings accounts with the Bank after conversion.

     In the event of complete liquidation (and only in such event), each savings account holder who continues to maintain his savings account shall be entitled to receive a distribution from the liquidation account after payment to all creditors, but before any liquidation distribution with respect to capital stock. This account will be proportionately reduced for any subsequent reduction in the eligible holders' savings accounts.

     Federal regulations imposes limitations on the payment of dividends and other capital distributions, including, among other, that the Bank may not declare or pay a cash dividend on any of its stock if the effect thereof would cause the Bank's capital to be reduced below the amount required for the liquidation account or the capital requirements imposed by the Financial Institutions Reform Recovery and Enforcement Act (FIRREA) and the Office of Thrift Supervision (the "OTS").

3.   EMPLOYEE STOCK OWNERSHIP PLAN

     The Holding Corporation has established an employee stock ownership plan ("ESOP"). At the date of the conversion described in Note 2, the ESOP purchased 18,338 shares of common stock of the Holding Corporation financed by a loan to the ESOP from the Holding Corporation. The balance of the loan was $151,000 at September 30, 1996 and is reflected as a reduction of consolidated stockholders' equity although the borrowing is not guaranteed by the Holding Corporation or the Bank and does not constitute a legally binding contribution commitment. The borrowing is payable in quarterly principal payments of $13,754 over a five year period plus interest. All full-time employees are eligible to participate in the ESOP after attaining age 21 and completing one year of service during which they worked at least 1,000 hours.

4.   MANAGEMENT RECOGNITION AND RETENTION PLAN

     The Holding Corporation has established a Management Recognition and Retention Plan ("MRP") as a method of providing key officers with a proprietary interest in the Holding Corporation in a manner designed to encourage such individuals to remain with the Holding Corporation or

                       FORREST CITY FINANCIAL CORPORATION
                                 AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


     Bank. The awards vest at a rate of 20% per year, with the first installment vesting October 25, 1995, and annually thereafter.

     Pursuant to the MRP, restricted stock awards for shares of the Corporation's common stock aggregating 3% or 6,876 shares of common stock issued during conversion were reserved from authorized but unissued shares. The Corporation has granted 5,502 shares as of September 30, 1996. Consolidated stockholder's equity was reduced by the unearned compensation in the amount of $103,140. The balance of the unvested portion was approximately $64,000 at September 30, 1996.

5.   EARNINGS PER COMMON SHARE

          Earnings per share of common stock is computed by dividing the weighted average number of shares of common stock and common stock equivalents outstanding during the periods ended. The weighted average number of shares used in the earnings per share computation were 201,589 and 224,647 for the three-month periods ended September 30, 1996 and 1995, respectively.

          On October 25, 1994, shareholders of the Corporation ratified the adoption of the Corporation's 1994 Stock Option and Incentive Plan. Pursuant to the Stock Option and Incentive Plan, 22,923 shares of the Corporation's common stock has been reserved for issuance from authorized but unissued shares, of which the Corporation has granted options on 19,483 shares at a price of $14 per share on 18,337 shares and $16 on 1,146 shares. As of September 30, 1996, options on 22,923 shares of the Corporation common stock remain unexercised.

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

         Forrest City Financial Corporation (the "Holding Corporation") was incorporated under the laws of the State of Delaware to become a savings and loan holding company with Forrest City Bank, FSB (the "Bank") as its subsidiary. The Holding Corporation was incorporated at the direction of the Board of Directors of the Bank and on July 28, 1994 acquired all of the capital stock of the Bank upon its conversion from mutual to stock form (the "Conversion"). Prior to the Conversion, the Holding Corporation did not engage in any material operations and had no significant assets.

         The Bank is principally engaged in the business of attracting retail savings deposits from the general public and investing those funds in first mortgage loans on owner occupied, single-family residential loans, multi-family loans, investment and mortgage-backed securities. To a lesser extent, the Bank offers secured consumer loans, including home equity loans, loans secured by savings deposits and unsecured consumer credit. The Bank currently originates all of its consumer loans in its primary market area. The Bank originates consumer loans on a direct basis by extending credit directly to the borrower. At September 30, 1996, approximately $97,000 of the consumer loan portfolio was not performing. There can be no assurance that additional delinquencies will not occur in the future.

         The Corporation's results of operations are primarily dependent upon the difference (or "spread") between the average yield earned on loans, mortgage-backed securities and other investments and the average rate paid on deposits and borrowings. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Corporation had experienced a decline in this spread as a result of increases in interest rates paid on interest-bearing liabilities as compared to interest earned on interest-earning assets due to repricing. The Corporation has seen recent improvement in the spread with the stabilization of short-term rates and repricing of rate sensitive assets.

         The Corporation commenced a stock repurchase program whereby the Corporation may repurchase its common stock in the open market. At September 30, 1996, the Corporation had repurchased and held 33,570 shares as treasury stock at a cost of $475,332.

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The Bank has applied for and received preliminary approval from the Office of Comptroller (OCC) to convert to a national bank. It is anticipated that converting to a national bank will provide greater flexibility in positioning the Bank for the future.


FINANCIAL CONDITION

         Total assets of the Corporation increased $2.3 million, or 4.4% to $54.2 million at September 30, 1996 compared to $51.9 million at June 30, 1996. This increase was primarily reflected in an increase in net loans receivable and cash in banks.

         Securities available for sale increased $.7 million, or 8.7% to $9.0 million at September 30, 1996 compared to $8.3 million at June 30, 1996. The net increase results from purchases of $1.7 million offset by sales and maturities of $1.0 million. Realized gains on sales was approximately $8,000 for the quarter ended September 30, 1996.

         Securities held to maturity decreased $.7 million, or 6.7% to $9.0 million at September 30, 1996 compared to $9.7 million at June 30, 1996. This decrease is due to maturities and principal payments received for assets in this classification. There were no purchases of securities under the held to maturity category for the quarter ended September 30, 1996.

         Loans receivable increased $1.0 million, or 3.4% to $31.4 million at September 30, 1996 compared to $30.4 million at June 30, 1996. This increase was primarily due to an increase in first mortgage loans. Stock in the Federal Home Loan Bank increased $111,700, or 11.4% to $1,093,700 at September 30, 1996, compared to $982,000 at June 30, 1996. This increase is due to required purchases as a result of increased borrowings and total assets.

         Total deposits increased $445,000 or 1.6% to $27.4 million at September 30, 1996 compared to $27.0 million at June 30, 1996. Management believes the increase in deposit base to be attributable to the stabilization of interest rates in the market area and an increase in its efforts in checking account services offered by the Bank. These factors have had a direct impact on both the number of transaction accounts and the resulting increase in deposit account balances.

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Borrowed funds increased $1.7 million, or 8.7% to $21.0 million at September 30, 1996 compared to $19.3 million at June 30, 1996. The increase in borrowed funds was primarily used to fund the increased activity in mortgage lending.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

         Net income decreased by $130,000 to a net loss of $(83,000) for the quarter ended September 30, 1996 compared to net income of $47,000 for the quarter ended September 30, 1995. The decrease was primarily due to the one-time charge to recapitalize the Savings Association Insurance Fund. As part of the omnibus spending bill passed by Congress, the Bank was required to make a payment of approximately $168,000. Further discussion of changes in this and other items are discussed below.

         Net Interest Income. Net interest income increased $107,000 or 36.9% from $291,000 to $398,000 for the quarter ended September 30, 1996. This increase reflects an improving interest rate spread and an increase in average interest earning assets over interest bearing liabilities for the period. The impact of repricing has also had a positive effect on the interest rate spread.

         Interest Income. Interest income increased $165,000 or 19.3% to $1,022,000 for the quarter ended September 30, 1996 compared to $857,000 for the same period ended September 30, 1995. The increase was primarily due to increases in interest earned on loans. Interest income on loans increased $210,000 for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995. The increase is attributable to both larger balances invested in the portfolio and an overall increase in yield.

         Interest Expense. Interest expense increased by $58,000 or 10.2% to $625,000 for the quarter ended September 30, 1996 compared to $567,000 for the same period ended September 30, 1995. The increase was due to increased interest expense on Federal Home Loan Bank borrowings during the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995. Interest expense on these borrowings totaled $294,000 compared to $227,000 for the quarters ended September 30, 1996 and 1995, respectively. The increase in interest expense on borrowed funds was slightly offset by a decrease in expense for savings and time deposits. Interest expense on savings and time

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

deposits decreased by $9,000 or 2.7% to $330,000 for the quarter ended September 30, 1996 compared to $339,000 for the quarter ended September 30, 1995.

         Provision for Loan Losses. The Bank's provision for loan losses was $44,000 for the quarter ended September 30, 1996 compared to no provision for the same period ended September 30, 1995. Management continues to monitor its allowance for loan losses and may make future additions to the allowance through the provision for loan losses as economic and regulatory conditions dictate. Although the Bank maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank's determination as to the amounts of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional general or specific allowances.

         Non-Interest Income. Non-interest income increased $37,000 for the quarter ended September 30, 1996 compared to the same period ended September 30, 1995. This increase was primarily due to recognition of profit on sale of securities of $8,000 and an increase in service fee income relative to the Bank's checking account customers of approximately $23,000.

         Non-Interest Expense. Non-interest expense increased $230,000 or 95.3% to $472,000 for the three months ended September 30, 1996 compared to $242,000 for the three months ended September 30, 1995. Compensation and employee benefits increased $24,000 as a result of added personnel to handle the increase in transaction volume of the Bank. Other operating expenses for office supplies, postage, processing and service fees have increased due to the increase in transaction volume and new accounts. In addition, as previously mentioned, the Bank's federal insurance premium increased by the additional one-time charge of $168,000 during the quarter ended September 30, 1996. Total premiums for the three months ended September 30, 1996 totaled $190,000 compared to $19,000 for the three months ended September 30, 1995.

         Income Tax Expense. Income tax expense was $25,000 for the quarter ended September 30, 1996 compared to $25,110 for the quarter ended September 30, 1995. The current income tax expense represents estimated tax on an annualized basis based on

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

management's estimated earnings exclusive of the one-time charge for the insurance premium.




NON-PERFORMING ASSETS AND LOAN LOSS PROVISION

         The allowance for loan losses was $298,000 or .95% of loans receivable, net at September 30, 1996 as compared to .86% of loans receivable, net at June 30, 1996.

         The ratio of non-performing assets to total assets is one indicator of the exposure to credit risk. Non-performing assets of the Company may consist of non-accruing loans, accruing loans delinquent 90 days or more and foreclosed assets which have been acquired as a result of foreclosure, deed-in-lieu of foreclosure or deemed foreclosed.

         The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio.

                                    September 30,      June 30,
                                        1996             1996
                                     ---------        ---------

Non-accruing loans:
   One- to four-family               $ 114,958        $ 124,209
   Commercial                                -                -
   Consumer                             97,028          186,369
                                     ---------        ---------
      Total                          $ 211,986        $ 310,578
                                     ---------        ---------

Foreclosed assets:
   One- to four-family               $  69,500        $  69,500
   Multi-family                             -                -
   Commercial real estate               76,500           76,500
                                      --------         --------
      Total                          $ 146,000        $ 146,000
                                     ---------        ---------

Total non-performing assets          $ 357,986        $ 456,578
                                     =========        =========

Total as a percentage of total assets   .66%             .88%
                                        ====             ====


         Total non-performing assets decreased to $357,986 or .66% of total assets at September 30, 1996 from $456,578 or .88% of total assets at June 30, 1996. The decrease in non-performing assets was due to a decrease in non-accruing loans which were delinquent greater than 90 days at September 30, 1996 as compared to June 30, 1996.

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS




OTHER LOANS OF CONCERN

         In addition to the non-performing assets and foreclosed assets as of September 30, 1996, there was also an aggregate $547,000 in net book value of loans classified by Management with respect to the majority of which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused some doubts as to the ability of the borrowers to comply with present loan repayment terms and which my result in the future inclusion of such items in the non-performing asset categories. The principal components of loans of concern are $362,000 of special mention assets, all of which are performing and $185,000 of substandard assets, primarily single-family loans that have exhibited poor payment histories.

LIQUIDITY AND CAPITAL RESOURCES

         The Bank's primary sources of funds are deposits and repayment of loans and mortgage-backed securities and interest earned on investments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions and competition. The Bank has been selective with regard to deposit rates on certain savings products, and, when necessary, has supplemented deposits with longer term and/or less expensive alternative sources of funds.

         Federal regulations historically have required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio at levels in excess of those required. At September 30, 1996, the Bank's liquidity ratio was 6.43%.

         Other potential sources of funds available to the Bank include borrowings from the Federal Home Loan Bank of Dallas. At September 30, 1996, the Bank had $20.9 million of Federal Home Loan Bank borrowings outstanding. The Bank uses its liquid resources principally to meet on-going commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity and to meet operating expenses. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 1996, the Bank had outstanding commitments to extend credit amounting to approximately $2.6 million. Management believes that loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs.

         The Bank is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision ("OTS"). The table below presents the capital position at September 30, 1996 relative to the regulatory capital requirements. Such requirements may increase if proposed capital regulations are implemented. Management believes the Bank will meet the requirements of the proposed capital regulations.



                                                PERCENT OF
                                  AMOUNT        ASSETS (1)
                                ----------      ----------
                               (in thousands)

Tangible capital                 $   3,836         7.20%
Tangible capital requirement           799         1.50
                                 ---------        -----

Excess                           $   3,037         5.70%
                                 =========        =====


Core capital                     $   3,836         7.20%
Core capital requirement             1,599         3.00
                                 ---------        -----

Excess                           $   2,237         4.20%
                                 =========        =====


Risk-based capital               $   4,005        14.93%
Risk-based capital requirement       2,146         8.00
                                 ---------        -----

Excess                           $   1,859         6.93%
                                 =========        =====



(1) Based upon adjusted assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirements.

         Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), all the federal banking agencies, including the OTS, must revise their risk-based capital requirements to ensure that such requirements account for interest rate risk, concentration of credit risk and the risks of non-traditional activities, and that they reflect the actual performance of and expected loss on multi-family loans. Such standards must be adopted within 18 months of the enactment of FDICIA.

         The OTS has adopted a final rule that requires every savings bank with more than normal interest rate risk to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings bank, greater than 2.0% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. Institutions are first required to recognize any deduction on September 30, 1994, however, final rules have not been implemented by the OTS and no deduction has been required as of the September 1996 report. Any savings bank with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

         Pursuant to FDICIA, the federal banking agencies, including the OTS, have also proposed regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non-traditional activities. No assurance can be given as to the final form of any such regulation.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against banks that fail to meet capital requirements.

                  FORREST CITY FINANCIAL CORPORATION
                            AND SUBSIDIARY

PART II:  OTHER INFORMATION

Item 1:           Legal Proceedings
                  Not Applicable

Item 2:           Changes in Securities
                  Not Applicable

Item 3:           Defaults Upon Senior Securities
                  Not Applicable

Item 4:           Submission of Matters to a Vote of Security Holders

                  (a) On October 29, 1996, Forrest City Financial Corporation held its Third Annual Meeting of
                  Stockholders.

                  (b) At the meeting, Ted C. Parker and John R. Stipe were elected as directors for terms to expire in 1999, and Diana S. Arwood for a term to expire in 1997.

                  (c)  Stockholders voted on the following matters:

                           (i) The election of the following three directors of the Corporation;

                                              For       Withheld
                                            -------     --------
                           Ted C. Parker    157,102       16,459
                           John R. Stipe    157,102       16,459
                           Diana S. Arwood  157,052       16,509

                           (ii)  The ratification of the appointment of
                           Frazee, Fox & Dodge, Ltd. as independent auditors of the Corporation for the fiscal year ending June 30, 1997.

                               For      Against    Abstain
                             -------    -------    -------
                             173,561       0          0

Item 5:           Other Information
                  Not Applicable

Item 6:           Exhibits and Reports on Form 8-K
                  Not Applicable

                             SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FORREST CITY FINANCIAL CORPORATION
                               Registrant




Date: November 7, 1996         /s/ John R. Stipe
      ----------------        -----------------------------------
                              John R. Stipe
                              President & Chief Executive Officer



Date: November 7, 1996         /s/ Kevin S. Jumper
      ----------------        -----------------------------------
                              Kevin S. Jumper
                              Treasurer & Chief Financial Officer