Form 10QSB
period 1996-12-31
FORREST CITY FINANCIAL CORP
filed 1997-02-07
CIK 922288

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                       -----------------------------------

                                   FORM 10-QSB

         [ x ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

         [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                EXCHANGE ACT

For the transition period from ________________ to ______________


                         Commission File Number 0-24304

                       FORREST CITY FINANCIAL CORPORATION
       -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                              71-0756156
----------------------------                                 ---------------
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

                           Yes  [ X ]       No  [   ]

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of February 5, 1997, there were 200,953 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
                           Yes  [   ]        No  [   ]

                       FORREST CITY FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                                      INDEX


PART I.   FINANCIAL INFORMATION (unaudited)                       PAGE NO.

Item 1.   Consolidated Condensed Financial Statements

          Consolidated Condensed Statements of Financial
          Condition December 31, 1996 and June 30, 1996              3

          Consolidated Condensed Statements of Operations
          for the Three and Six Months Ended
          December 31, 1996 and 1995                                 4

          Consolidated Condensed Statements of Cash Flows
          for the Six Months Ended December 31, 1996
          and 1995                                                   5

          Notes to Consolidated Condensed
          Financial Statements                                       6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        9

PART II.  OTHER INFORMATION                                         19

          Signature Page                                            20

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY
                             FORREST CITY, ARKANSAS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                                      December 31,    June 30,
                                                          1996          1996
                                                      ------------  -----------
ASSETS

Cash and Cash Equivalents
   Cash and amounts due from depository institution   $   228,482   $   213,514
   Interest-bearing deposits in other banks             1,508,414     1,039,850
                                                      -----------   -----------
      Total cash and cash equivalents                 $ 1,736,896   $ 1,253,364

Securities available for sale, at fair value            8,641,761     8,324,402

Securities held to maturity (fair value $8,561,866
   at December 31, 1996 and $9,465,167 at
   June 30, 1996)                                       8,773,568     9,759,519

Loans receivable, net                                  33,817,150    30,418,821
Office properties and equipment, net                      480,550       458,577
Stock in FHLB and FRB, at cost                          1,203,300       982,000
Accrued interest receivable                               347,589       330,382
Foreclosed real estate, net                               168,747       146,000
Other assets                                              177,792       227,711
                                                      -----------   -----------
   Total Assets                                       $55,347,353   $51,900,776
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits                                           $29,343,672   $26,955,716
   Borrowed Funds                                      19,924,663    19,311,770
   Advances from borrowers for taxes and insurance        212,274       132,517
   Accrued expenses and other liabilities                 713,766       435,093
   Income taxes                                            81,759        81,759
                                                      -----------   -----------
      Total Liabilities                               $50,276,134   $46,916,855
                                                      -----------   -----------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 100,000
      shares authorized; none issued                  $        -    $         -

   Common Stock, $.01 par value; 500,000 shares
      authorized; 236,109 issued; 201,165 and
      201,699 outstanding respectively                      2,361         2,361

   Additional Paid In Capital                           3,217,493     3,217,493
   Retained Earnings - substantially restricted         2,523,050     2,491,914
   Unrealized loss on securities available-for-sale          (372)      (27,657)

   Less common stock acquired by:
      Employee Stock Ownership Plan                      (137,535)     (165,042)
      Management Recognition & Retention Plan            ( 58,446)     ( 68,760)

   Treasury Stock - 33,570 and 33,036 shares, at cost    (475,332)     (466,388)
                                                      -----------   -----------
      Total Stockholders' Equity                      $ 5,071,219   $ 4,983,921
                                                      -----------   -----------

      Total Liabilities and Stockholders' Equity      $55,347,353   $51,900,776
                                                      ===========   ===========

See accompanying Notes to Consolidated Condensed Financial Statements.

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY
                             FORREST CITY, ARKANSAS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three Months Ended                 Six Months Ended
                                                     December 31,                      December 31,
                                              -------------------------         -------------------------
                                                 1996            1995              1996           1995
                                              ----------       --------         ----------     ----------
INTEREST INCOME
   Interest on loans                          $  734,727       $501,367         $1,420,547     $  976,442
   Interest on mortgage-backed securities        254,934        304,029            527,266        619,242
   Interest on investment securities              68,509         64,780            132,590        131,526
                                              ----------       --------         ----------     ----------
      Total interest income                   $1,058,170       $870,176         $2,080,403     $1,727,210
                                              ----------       --------         ----------     ----------

INTEREST EXPENSE
   Savings and time deposits                  $  324,366       $343,163         $  654,557     $  682,496
   Borrowed Funds                                298,079        233,416            592,350        460,676
                                              ----------       --------         ----------     ----------
      Total interest expense                  $  622,445       $576,579         $1,246,907     $1,143,172
                                              ----------       --------         ----------     ----------
      Net interest income                     $  435,725       $293,597         $  833,496     $  584,038
PROVISION FOR LOAN LOSSES                              -              -             44,418              -
                                              ----------       --------         ----------     ----------
 Net interest income after provision
      for loan losses                         $  435,725       $293,597         $  789,078     $  584,038
                                              ----------       --------         ----------     ----------
OTHER INCOME
   Loan fees and service charges              $   19,044       $  5,985         $   33,506     $   16,117
   Gain on sale of securities                          -         23,926              7,841         23,926
   Other operating income                         67,782         21,274            106,344         34,546
                                              ----------       --------         ----------     ----------
      Total other income                      $   86,826       $ 51,185         $  147,691     $   74,589
                                              ----------       --------         ----------     ----------
OTHER EXPENSE
   Compensation and benefits                  $  156,759       $140,166         $  314,561     $  273,709
   Occupancy expense                              13,548         14,979             28,132         30,073
   Federal insurance premiums                     37,288         18,662            227,361         37,416
   Data processing expense                        21,643         17,114             46,058         31,722
   Professional Fees                              35,977         19,091             60,196         40,104
   Net cost of operations of foreclosed
      real estate                                 (1,079)        (1,296)            (1,495)           209
   Other operating expenses                       72,898         54,210            134,320         91,304
                                              ----------       --------         ----------      ---------
      Total other expense                     $  337,034       $262,926         $  809,133      $ 504,537
                                              ----------       --------         ----------      ---------
      Income before income tax expense        $  185,517       $ 81,856         $  127,636      $ 154,090
INCOME TAX EXPENSE                                71,500         25,473             96,500         50,583
                                               ---------       --------         ----------      ---------
         NET INCOME                           $  114,017       $ 56,383         $   31,136      $ 103,507
                                              ==========       ========         ==========      =========

Earnings per common share                     $      .56       $    .26         $      .15      $     .47
                                              ==========       ========         ==========      =========


See accompanying Notes to Consolidated Condensed Financial Statements.

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY
                             FORREST CITY, ARKANSAS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six Months Ended
                                                                       December 31,
                                                                ------------------------------
                                                                   1996               1995
                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                   $    31,136       $   103,507
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation                                                  16,542            17,742
       Amortization of deferred compensation                         37,821            37,821
       Amortization of deferred loan fees                            (6,395)          (30,992)
       Premium amortization, net of discount accretion               20,481            34,469
       Provision for losses on loans and real estate                 44,418                 -
       Net realized gains on available for sale securities           (7,841)          (23,926)
       Decrease (increase) in accrued interest                      (17,207)          (20,249)
       Decrease (increase) in other assets                           61,134            13,894
       Decrease (increase) in cash value life insurance             (11,214)          (11,214)
       Increase (decrease) in accrued expenses                      278,673           (21,050)
                                                                -----------       -----------
        Net cash provided by operating activities               $   447,548       $   100,002
                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans made to customers                      $(3,436,352)      $(3,150,636)
   Purchase of office property and equipment                        (38,515)           (8,651)
   Purchase of FHLB and FRB Stock                                  (221,300)         (345,200)
   Purchase of held-to-maturity securities                                -        (1,480,917)
   Proceeds from maturities of held-to-maturity securities          932,140         2,500,307
   Purchases of available-for-sale securities                    (1,733,381)         (110,077)
   Proceeds from sales of available-for-sale securities             587,018         2,669,018
   Proceeds from maturities of available-for-sale securities        897,459                 -
   Investment in foreclosed real estate                             (22,747)                -
                                                                -----------       -----------
      Net cash provided (used) in investing activities          $(3,035,678)      $    73,844
                                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                     $ 2,387,956       $ 1,269,530
   Net increase (decrease) in short-term from FHLB               (4,500,000)        8,500,000
   Net decrease in short-term borrowings of securities
      sold under agreements to repurchase                                 -       (14,000,000)
   Proceeds from long-term Federal Home Loan Bank advances        5,500,000         5,000,000
   Payment on long-term Federal Home Loan Bank advances            (387,107)          (28,154)
   Purchase of treasury stock                                        (8,944)         (146,988)
   Net increase in advances from borrowers for taxes
      and insurance                                                  79,757            13,624
                                                                -----------       -----------
   Net cash provided by financing activities                    $ 3,071,662       $   608,012
                                                                -----------       -----------

   Net increase in cash                                         $   483,532       $   781,858
   Cash - beginning of year                                       1,253,364         1,348,415
                                                                -----------       -----------
   Cash - end of year                                           $ 1,736,896       $ 2,130,273
                                                                ===========       ===========
CASH PAID DURING THE PERIOD FOR:
   Interest                                                     $   779,460       $   684,757
   Income Taxes                                                      83,000                 -

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
   Increase (decrease) in unrealized loss on
      securities available-for-sale                                 (27,285)           22,113
   Acquisition of real estate in settlement of loans                141,335                 -


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

3.   EMPLOYEE STOCK OWNERSHIP PLAN

         The Holding Corporation has established an employee stock ownership plan ("ESOP"). At the date of the conversion described in Note 2, the ESOP purchased 18,338 shares of common stock of the Holding Corporation financed by a loan to the ESOP from the Holding Corporation. The balance of the loan was $138,000 at December 31, 1996 and is reflected as a reduction of consolidated stockholders' equity although the borrowing is not guaranteed by the Holding Corporation or the Bank and does not constitute a legally binding contribution commitment. The borrowing is payable in quarterly principal payments of $13,754 over a five year period plus interest. All full-time employees are eligible to participate in the ESOP after attaining age 21 and completing one year of service during which they worked at least 1,000 hours.

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

                  Pursuant to the MRP, restricted stock awards for shares of the Corporation's common stock aggregating 3% or 6,876 shares of common stock issued during conversion were reserved from authorized but unissued shares. The Corporation has granted 6,102 shares as of December 31, 1996. Consolidated stockholder's equity was reduced by the unearned compensation in the amount of $103,140. The balance of the unvested portion was approximately $58,000 at December 31, 1996.

5.   EARNINGS PER COMMON SHARE

                  Earnings per share of common stock is computed by dividing the weighted average number of shares of common stock and common stock equivalents outstanding during the periods ended. The weighted average number of shares used in the earnings per share computation were 201,165 and 201,377 for the three-month and six-month periods ended December 31, 1996 respectively.

                  On October 25, 1994, shareholders of the Corporation ratified the adoption of the Corporation's 1994 Stock Option and Incentive Plan. Pursuant to the Stock Option and Incentive Plan, 22,923 shares of the Corporation's common stock has been reserved for issuance from authorized but unissued shares, of which the Corporation has granted options on 20,629 shares at a price of $14 per share on 18,337 share and $16 on 2,292 shares. As of December 31, 1996, options on 22,923 shares of the Corporation common stock remain unexercised.

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

         The Bank is principally engaged in the business of attracting retail savings deposits from the general public and investing those funds in first mortgage loans on owner occupied, single-family residential loans, multi-family loans, investment and mortgage-backed securities. To a lesser extent, the Bank offers secured consumer loans, including home equity loans, loans secured by savings deposits and unsecured consumer credit. The Bank currently originates all of its consumer loans in its primary market area. The Bank originates consumer loans on a direct basis by extending credit directly to the borrower. At December 31, 1996, approximately $114,000 of the consumer loan portfolio was not performing. There can be no assurance that additional delinquencies will not occur in the future.

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

         The Corporation commenced a stock repurchase program whereby the Corporation may repurchase its common stock in the open market. At December 31, 1996, the Corporation had repurchased and held 33,570 shares as treasury stock at a cost of $475,332.

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Effective January 1, 1997, Forrest City Bank, FSB converted to a national-chartered bank and changed its name to Forrest City Bank, N.A. In conjunction with this conversion, Forrest City Financial Corporation has converted its charter to a national bank holding company.


FINANCIAL CONDITION

         Total assets of the Corporation increased $3.4 million, or 6.6% to $55.3 million at December 31, 1996 compared to $51.9 million at June 30, 1996. This increase was primarily reflected in an increase in net loans receivable and cash in banks.

         Securities available for sale increased $.3 million, or .38% to $8.6 million at December 31, 1996 compared to $8.3 million at June 30, 1996. The net increase results from purchases of $1.7 million offset by sales and maturities of $1.4 million. Realized gains on sales was approximately $8,000 for the quarter ended December 31, 1996.

         Securities held to maturity decreased $1.0 million, or 10.1% to $8.7 million at December 31, 1996 compared to $9.7 million at June 30, 1996. This decrease is due to maturities and principal payments received for assets in this classification. There were no purchases of securities under the held to maturity category for the quarter ended December 31, 1996.

         Loans receivable increased $3.4 million, or 11.2% to $33.8 million at December 31, 1996 compared to $30.4 million at June 30, 1996. This increase was primarily due to an increase in first mortgage loans. Stock in the Federal Home Loan and Federal Reserve Banks increased $221,300, or 22.5% to $1,203,300 at December 31, 1996 compared to $982,000 at June 30, 1996. This increase is due to required purchases as a result of increased borrowings and total assets.

         Total deposits increased $2.3 million or 8.9% to $29.3 million at December 31, 1996 compared to $27.0 million at June 30, 1996. Management believes the increase in deposit base to be attributable to the stabilization of interest rates in the market area and an increase in its efforts in checking account services offered by the Bank. These factors have had a direct impact on both the number of transaction accounts and the resulting increase in deposit account balances.

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Borrowed funds increased $.6 million, or 3.2% to $19.9 million at December 31, 1996 compared to $19.3 million at June 30, 1996. The increase in borrowed funds was primarily used to fund the increased activity in mortgage lending.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1996
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

         Net income increased by $58,000 to $114,000 for the quarter ended December 31, 1996 compared to $56,000 for the quarter ended December 31, 1995. The increase was primarily due to a greater increase in net interest income and account service fees over increases in other operating expenses for the quarter ended December 31, 1996 as compared to the same period ended December 31, 1995. Further discussion of changes in these and other items are discussed below.

         Net Interest Income. Net interest income increased $142,000 or 48.4% from $294,000 to $436,000 for the quarter ended December 31, 1996. This increase reflects an improved interest rate spread and an increase in average interest earning assets over interest bearing liabilities for the period. The impact of repricing has also had a positive effect on the interest rate spread.

         Interest Income. Interest income increased $188,000 or 21.6% to $1,058,000 for the quarter ended December 31, 1996 compared to $870,000 for the same period ended December 31, 1995. The increase was primarily due to increases in interest earned on loans. Interest income on loans increased $233,000 for the quarter ended December 31, 1996 compared to the quarter ended December 31, 1995. The increases are attributable to both larger balances invested in the portfolio and an overall increase in yield.

         Interest Expense. Interest expense increased by $46,000 or 8.0% to $622,000 for the quarter ended December 31, 1996 compared to $576,000 for the quarter ended December 31, 1995. The increase was due to increased interest expense on Federal Home Loan Bank borrowings during the quarter ended December 31, 1996 compared to the quarter ended December 31, 1995. Interest expense on these borrowings totaled $298,000 compared to $233,000 for the quarters ended December 31, 1996 and 1995, respectively. The increase in interest expense on borrowed funds was slightly offset by a decrease in interest expense on savings and time deposits. Interest expense on savings and time deposits decreased by $19,000 or 5.5% to $324,000 for the quarter ended

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

December 31, 1996 compared to $343,000 for the quarter ended December 31, 1995.

         Provision for Loan Losses. No additions to the provision for loan losses were made for the quarters ended December 31, 1996 and 1995. Management continues to monitor its allowance for loan losses and may make future additions to the allowance through the provision for loan losses as economic and regulatory conditions dictate. Although the Bank maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank's determination as to the amounts of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional general or specific allowances.

         Non-Interest Income. Non-interest income increased $36,000 for the quarter ended December 31, 1996 compared to the same period ended December 31, 1995. This increase was primarily due to an increase in service fee income relative to the Bank's transaction account customers.

         Non-Interest Expense. Non-interest expense increased $74,000 or 28.2% to $337,000 for the three months ended December 31, 1996 compared to $263,000 for the three months ended December 31, 1995. Compensation and employee benefits increased $17,000 as a result of added personnel to handle the increased transaction volume of the Bank. Other operating expenses for office supplies, postage, processing and service fees have increased due to the increase in transaction volume and new accounts. Federal insurance premiums and assessments increased by $18,000 for the quarter ended December 31, 1996 compared to the same period ended December 31, 1995. Professional fees increased by $17,000 for the quarter ended December 31, 1996 compared to December 31, 1995 as a result of increased legal fees incurred relative to the Bank's conversion to a national bank charter.

         Income Tax Expense. Income tax expense was $72,000 for the quarter ended December 31, 1996 compared to $25,000 for the quarter ended December 31, 1995. The current income tax expense represents estimated tax on an annualized basis based on management's estimated earnings for the period.

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 1996
COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1995.

         Net income decreased by $72,000 to $31,000 for the six-month period ended December 31, 1996 compared to $103,000 for the six-month period ended December 31, 1995. The decrease was primarily due to the one-time charge to recapitalize the Savings Association Insurance Fund during the first quarter of the Bank's fiscal year of approximately $168,000. Further discussion of changes of this and other items are discussed below.

         Net Interest Income. Net interest income increased $249,000 or 42.7% from $584,000 to $833,000 for the six-month period ended December 31, 1996. This increase reflects an improved interest rate spread and an increase in average interest earning assets over interest bearing liabilities for the period. The impact of repricing has also had a positive effect on the interest rate spread.

         Interest Income. Interest income increased $353,000 or 20.4% to $2,080,000 for the six-month period ended December 31, 1996 compared to $1,727,000 for the same period ended December 31, 1995. The increase was primarily due to increases in interest earned on loans. Interest income on loans increased $444,000 for the six-month period ended December 31, 1996 compared to the six-month period ended December 31, 1995. The increases are attributable to both larger balances invested in the portfolio and an overall increase in yield.

         Interest Expense. Interest expense increased by $104,000 or 9.1% to $1,247,000 for the six-month period ended December 31, 1996 compared to $1,143,000 for the six-month period ended December 31, 1995. The increase was due to increased interest expense on Federal Home Loan Bank borrowings during the six-month period ended December 31, 1996 compared to the six-month period ended December 31, 1995. Interest expense on these borrowings totaled $592,000 compared to $461,000 for the six-month periods ended December 31, 1996 and 1995, respectively. The increase in interest expense on borrowed funds was slightly offset by a decrease in interest on savings and time deposits. Interest expense on savings and time deposits decreased by $28,000 or 4.1% to $654,000 for the six-month period ended December 31, 1996 compared to $682,000 for the six-month period ended December 31, 1995.

         Provision for Loan Losses. The provision for loan losses was $44,418 and $-0- for the six-month periods ended

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

December 31, 1996 and 1995, respectively. Management continues to monitor its allowance for loan losses and may make future additions to the allowance through the provision for loan losses as economic and regulatory conditions dictate. Although the Bank maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank's determination as to the amounts of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional general or specific allowances.

         Non-Interest Income. Non-interest income increased $73,000 for the six-month period ended December 31, 1996 compared to the same period ended December 31, 1995. This increase was primarily due to an increase in service fee income relative to the Bank's transaction account customers.

         Non-Interest Expense. Non-interest expense increased $305,000 or 60.4% to $809,000 for the six-month period ended December 31, 1996 compared to $504,000 for the six-month period ended December 31, 1995. Compensation and employee benefits increased $41,000 as a result of added personnel to handle the increased transaction volume of the Bank. Other operating expenses for office supplies, postage, processing and service fees have increased due to the increase in transaction volume and new accounts. Federal insurance premiums and assessments increased by $190,000 for the six-month period ended December 31, 1996 compared to the same period ended December 31, 1995. This increase was primarily due to the special assessment of approximately $168,000. Professional fees increased by $20,000 for the six-month period ended December 31, 1996 compared to December 31, 1995 as a result of increased legal fees incurred relative to the Bank's conversion to a national bank charter.

         Income Tax Expense. Income tax expense was $97,000 for the six-month period ended December 31, 1996 compared to $51,000 for the six-month period ended December 31, 1995. The current income tax expense represents estimated tax on an annualized basis based on management's estimated earnings for the period.

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

NON-PERFORMING ASSETS AND LOAN LOSS PROVISION

         The allowance for loan losses was $298,000 or .88% of loans receivable, net at December 31, 1996 as compared to .86% of loans receivable, net at June 30, 1996.

     The ratio of non-performing assets to total assets is one indicator of the exposure to credit risk. Non-performing assets of the Company may consist of non-accruing loans, accruing loans delinquent 90 days or more and foreclosed assets which have been acquired as a result of foreclosure, deed-in-lieu of foreclosure or deemed foreclosed.

         The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio.

                                     December 31,      June 30,
                                        1996             1996
                                      --------         --------
Non-accruing loans:
   One- to four-family               $  13,010        $ 124,209
   Commercial                           18,783                -
   Consumer                            114,213          186,369
                                      --------         --------
      Total                          $ 146,006        $ 310,578
                                      --------         --------

Foreclosed assets:
   One- to four-family               $ 168,747        $  69,500
   Multi-family                              -                -
   Commercial real estate                    -           76,500
                                      --------         --------
      Total                          $ 168,747        $ 146,000
                                      --------         --------

Total non-performing assets          $ 314,753        $ 456,578
                                     =========        =========

Total as a percentage of total assets   .57%             .88%
                                        ====             ====


         Total non-performing assets decreased to $314,753 or .57% of total assets at December 31, 1996 from $456,578 or .88% of total assets at June 30, 1996. The decrease in non-performing assets was primarily due to a decrease in non-accruing loans which were delinquent greater than 90 days at December 31, 1996 as compared to June 30, 1996.


OTHER LOANS OF CONCERN

         In addition to the non-performing assets and foreclosed assets as of December 31, 1996, there was also an aggregate

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

$221,000 in net book value of loans classified by Management with respect to the majority of which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused some doubts as to the ability of the borrowers to comply with present loan repayment terms and which my result in the future inclusion of such items in the non-performing asset categories. The principal components of loans of concern are $182,000 of special mention assets, all of which are performing and $39,000 of substandard assets, primarily single-family loans that have exhibited poor payment histories.

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

         Federal regulations historically have required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio at levels in excess of those required. At December 31, 1996, the Bank's liquidity ratio was 6.97%.

         Other potential sources of funds available to the Bank include borrowings from the Federal Home Loan Bank of Dallas. At December 31, 1996, the Bank had $19.9 million of Federal Home Loan Bank borrowings outstanding. The Bank uses its liquid resources principally to meet on-going commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity and to meet operating expenses. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 1996, the Bank had outstanding

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


commitments to extend credit amounting to approximately $1.9 million. Management believes that loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs.

         The Bank is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision ("OTS"). The table below presents the capital position at December 31, 1996 relative to the regulatory capital requirements. Such requirements may increase if proposed capital regulations are implemented. Management believes the Bank will meet the requirements of the proposed capital regulations.



                                                        PERCENT OF
                                      AMOUNT            ASSETS (1)
                                      ------            ----------
                                   (in thousands)

Tangible capital                     $   3,964             7.28%
Tangible capital requirement               816             1.50
                                     ---------            -----

Excess                               $   3,148             5.78%
                                     =========            =====


Core capital                         $   3,964             7.28%
Core capital requirement                 1,632             3.00
                                     ---------            -----

Excess                               $   2,332             4.28%
                                     ---------            -----


Risk-based capital                   $   4,208            14.70%
Risk-based capital requirement           2,291             8.00
                                     ---------            -----

Excess                               $   1,917             6.70%
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

         The OTS has adopted a final rule that requires every savings bank with more than normal interest rate risk to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings bank, greater than 2.0% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. Institutions are first required to recognize any deduction on September 30, 1994, however, final rules have not been implemented by the OTS and no deduction has been required as of the December 1996 report. Any savings bank with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

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

                                              For       Withheld
                                              ---       --------
                           Ted C. Parker    157,102       16,459
                           John R. Stipe    157,102       16,459
                           Diana S. Arwood  157,052       16,509

                           (ii)  The ratification of the appointment of
                           Frazee, Fox & Dodge, Ltd. as independent auditors of the Corporation for the fiscal year ending June 30, 1997.

                               For     Against    Abstain
                               ---     -------    -------
                             173,561       0          0

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




Date:  February 5, 1997                   /s/ John R. Stipe
       ----------------                   -----------------------------------
                                          John R. Stipe
                                          President & Chief Executive Officer



Date:  February 5, 1997                    /s/ Kevin S. Jumper
       ----------------                   -----------------------------------
                                          Kevin S. Jumper
                                          Treasurer & Chief Financial Officer