Form 10QSB
period 1997-03-31
FORREST CITY FINANCIAL CORP
filed 1997-05-12
CIK 922288

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                       -----------------------------------

                                   FORM 10-QSB

         [x]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

                                       OR

         [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                EXCHANGE ACT

For the transition period from ________________ to ________________


                         Commission File Number   0-24304
                                                  -------
                         FORREST CITY FINANCIAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

      Delaware                                           71-0756156
--------------------                                  ---------------
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

                                 (870) 633-1525
                                ----------------
                         (Registrant's telephone number)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]       No  [ ]

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of May 8, 1997, there were 193,303 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
                           Yes  [ ]        No  [ ]

                       FORREST CITY FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                                      INDEX
                                      -----


PART I.   FINANCIAL INFORMATION (unaudited)                     PAGE NO.

Item 1.   Consolidated Condensed Financial Statements

          Consolidated Condensed Statements of Financial
          Condition March 31, 1997 and June 30, 1996               3

          Consolidated Condensed Statements of Operations
          for the Three and Nine Months Ended
          March 31, 1997 and 1996                                  4

          Consolidated Condensed Statements of Cash Flows
          for the Nine Months Ended March 31, 1997
          and 1996                                                 5

          Notes to Consolidated Condensed
          Financial Statements                                     6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      9

PART II.  OTHER INFORMATION                                       17

          Signature Page                                          18

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY
                             FORREST CITY, ARKANSAS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                        March 31,     June 30,
                                                          1997          1996
                                                      -----------   -----------
ASSETS

Cash and Cash Equivalents
   Cash and amounts due from depository institution   $   256,370   $   213,514
   Interest-bearing deposits in other banks             1,416,191     1,039,850
                                                      -----------   -----------
      Total cash and cash equivalents                 $ 1,672,561   $ 1,253,364

Securities available for sale, at fair value            7,475,062     8,324,402

Securities held to maturity (fair value $8,296,542
   at March 31, 1997 and $9,465,167 at
   June 30, 1996)                                       8,559,740     9,759,519

Loans receivable, net                                  33,385,229    30,418,821
Office properties and equipment, net                      487,722       458,577
Stock in FHLB and FRB, at cost                          1,219,100       982,000
Accrued interest receivable                               322,325       330,382
Foreclosed real estate, net                               168,747       146,000
Other assets                                              203,562       227,711
                                                      -----------   -----------
   Total Assets                                       $53,494,048   $51,900,776
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits                                           $31,569,576   $26,955,716
   Borrowed Funds                                      16,100,198    19,311,770
   Advances from borrowers for taxes and insurance        265,315       132,517
   Accrued expenses and other liabilities                 529,409       435,093
   Income taxes                                            81,759        81,759
                                                      -----------   -----------
      Total Liabilities                               $48,546,257   $46,916,855
                                                      -----------   -----------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 100,000
      shares authorized; none issued                  $        -    $         -

   Common Stock, $.01 par value; 500,000 shares
      authorized; 236,109 issued; 192,157 and
      201,699 outstanding respectively                      2,361         2,361

   Additional Paid In Capital                           3,217,420     3,217,493
   Retained Earnings - substantially restricted         2,594,531     2,491,914
   Unrealized loss on securities available-for-sale       (22,944)      (27,657)

   Less common stock acquired by:
      Employee Stock Ownership Plan                      (123,782)     (165,042)
      Management Recognition & Retention Plan            ( 53,289)     ( 68,760)

   Treasury Stock - 42,578 and 33,036 shares, at cost    (666,506)     (466,388)
                                                      -----------   -----------
      Total Stockholders' Equity                      $ 4,947,791   $ 4,983,921
                                                      -----------   -----------

      Total Liabilities and Stockholders' Equity      $53,494,048   $51,900,776
                                                      ===========   ===========

See accompanying Notes to Consolidated Condensed Financial Statements.

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY
                             FORREST CITY, ARKANSAS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Months Ended         Nine Months Ended
                                                  March 31,                 March 31,
                                          ---------------------      ----------------------
                                              1997        1996           1997        1996
                                              ----        ----           ----        ----
INTEREST INCOME
   Interest on loans                      $  709,358    $541,293     $2,129,905  $1,517,735
   Interest on mortgage-backed securities    241,014     267,390        768,280     886,632
   Interest on investment securities          67,190      59,711        199,780     191,237
                                          ----------    --------     ----------  ----------
      Total interest income               $1,017,562    $868,394     $3,097,965  $2,595,604
                                          ----------    --------     ----------  ----------

INTEREST EXPENSE
   Savings and time deposits              $  373,527    $331,890     $1,028,084  $1,014,386
   Borrowed Funds                            267,617     208,536        859,967     669,212
                                          ----------    --------     ----------  ----------
      Total interest expense              $  641,144    $540,426     $1,888,051  $1,683,598
                                          ----------    --------     ----------  ----------
      Net interest income                 $  376,418    $327,968     $1,209,914  $  912,006
PROVISION FOR LOAN LOSSES                     44,265           -         88,683           -
                                          ----------    --------     ----------  ----------
 Net interest income after provision
      for loan losses                     $  332,153    $327,968     $1,121,231  $  912,006
                                          ----------    --------     ----------  ----------
OTHER INCOME
   Loan fees and service charges          $   19,084    $  5,779     $   52,590  $   21,896
   Gain on sale of securities                  4,773       8,422         12,614      32,348
   Other operating income                     50,780      16,842        157,124      51,388
                                          ----------    --------     ----------  ----------
      Total other income                  $   74,637    $ 31,043     $  222,328  $  105,632
                                          ----------    --------     ----------  ----------
OTHER EXPENSE
   Compensation and benefits              $  168,863    $142,929     $  483,424  $  416,638
   Occupancy expense                          14,525      13,857         42,657      43,930
   Federal insurance premiums                 (8,612)     19,789        218,749      57,205
   Data processing expense                    25,579      19,902         71,637      51,624
   Professional Fees                          30,808      11,392         91,004      51,496
   Net cost of operations of foreclosed
      real estate                                853        (936)          (642)       (727)
   Other operating expenses                   78,793      57,739        213,113     149,043
                                          ----------    --------     ----------   ---------
      Total other expense                 $  310,809    $264,672     $1,119,942   $ 769,209
                                          ----------    --------     ----------   ---------
      Income before income tax expense    $   95,981    $ 94,339     $  223,617   $ 248,429
INCOME TAX EXPENSE                            24,500      31,504        121,000      82,087
                                           ---------    --------     ----------   ---------
         NET INCOME                       $   71,481    $ 62,835     $  102,617   $ 166,342
                                          ==========    ========     ==========   =========
Earnings per common share                 $      .36    $    .29     $      .51   $     .76
                                          ==========    ========     ==========   =========

See accompanying Notes to Consolidated Condensed Financial Statements.

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY
                             FORREST CITY, ARKANSAS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                          March 31,
                                                                -------------------------
                                                                     1997          1996
                                                                     ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                   $   102,617   $   166,342
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation                                                  24,813        26,949
       Amortization of deferred compensation                         56,731        56,731
       Amortization of deferred loan fees                           (19,285)      (36,701)
       Premium amortization, net of discount accretion               28,178        45,358
       Provision for losses on loans and real estate                 88,683             -
       Net realized gains on available for sale securities          (12,614)      (32,348)
       Decrease (increase) in accrued interest                        8,057       (11,014)
       Decrease (increase) in other assets                           40,970        47,776
       Decrease (increase) in cash value life insurance             (16,821)      (16,821)
       Increase (decrease) in accrued expenses                       94,316        42,317
                                                                -----------   -----------
        Net cash provided by operating activities               $   395,645   $   288,589
                                                                -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans made to customers                      $(3,035,806)  $(5,146,037)
   Purchase of office property and equipment                        (53,958)       (9,759)
   Purchase of FHLB and FRB Stock                                  (237,100)     (358,300)
   Purchase of held-to-maturity securities                                -    (2,690,094)
   Proceeds from maturities of held-to-maturity securities        1,163,062     4,368,381
   Purchases of available-for-sale securities                    (1,753,455)   (1,313,457)
   Proceeds from sales of available-for-sale securities           1,490,908     2,669,018
   Proceeds from maturities of available-for-sale securities      1,137,753             -
   Investment in foreclosed real estate                             (22,747)            -
                                                                -----------   -----------
      Net cash used in investing activities                     $(1,311,343)  $(2,480,248)
                                                                -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                     $ 4,613,860   $ 1,531,536
   Net increase (decrease) in short-term from FHLB               (8,000,000)   10,000,000
   Net decrease in short-term borrowings of securities
      sold under agreements to repurchase                                 -   (14,000,000)
   Proceeds from long-term Federal Home Loan Bank advances        5,500,000     5,000,000
   Payment on long-term Federal Home Loan Bank advances            (711,572)     (107,573)
   Purchase of treasury stock                                      (206,603)     (325,978)
   Proceeds from reissuance of treasury stock                         6,412             -
   Net increase in advances from borrowers for taxes
      and insurance                                                 132,798        72,192
                                                                -----------   -----------
   Net cash provided by financing activities                    $ 1,334,895   $ 2,170,177
                                                                -----------   -----------

   Net increase (decrease) in cash                              $   419,197   $   (21,482)
   Cash - beginning of year                                       1,253,364     1,348,415
                                                                -----------   -----------
   Cash - end of year                                           $ 1,672,561   $ 1,326,933
                                                                ===========   ===========
CASH PAID DURING THE PERIOD FOR:
   Interest                                                     $ 1,165,427   $   992,267
   Income Taxes                                                     158,000         6,500

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
   Increase (decrease) in unrealized loss on
      securities available-for-sale                                  (4,713)        6,106
   Acquisition of real estate in settlement of loans                141,335             -


See accompanying Notes to Consolidated Condensed Financial Statements.

                       FORREST CITY FINANCIAL CORPORATION
                                 AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION
     ---------------------
         The accompanying consolidated financial statements include the accounts of Forrest City Financial Corporation (the "Holding Corporation") and its wholly-owned subsidiary, Forrest City Bank, NA (the "Bank"). All significant intercompany transactions have been eliminated in consolidation. The accompanying financial statements for the interim periods are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

2.   CONVERSION
     ----------
         The Bank completed a conversion from a mutual to a stock savings and loan association on July 28, 1994. Simultaneous with the conversion was the formation of the Holding Corporation, incorporated in the State of Delaware. The initial issuance of shares of common stock in the Holding Corporation on July 28, 1994 was 229,233 shares at $15 per share, resulting in net proceeds of $3,116,713 and was accomplished through a subscription and community offering. Costs associated with the conversion and stock offering amounted to $322,000 and was accounted for as a reduction of the proceeds from the issuance of common stock of the Holding Corporation. Upon closing of the stock offering, the Holding Corporation purchased all common shares issued by the Bank. This transaction was accounted for in a manner similar to the pooling of interests method.

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

         Federal regulations imposes limitations on the payment of dividends and other capital distributions, including, among other, that the Bank may not declare or pay a cash dividend on any of its stock if the effect thereof would cause the Bank's capital to be reduced below the amount required for the liquidation account or the capital requirements imposed by the Financial Institutions Reform Recovery and Enforcement Act (FIRREA).

3.       EMPLOYEE STOCK OWNERSHIP PLAN
         -----------------------------

         The Holding Corporation has established an employee stock ownership plan ("ESOP"). At the date of the conversion described in Note 2, the ESOP purchased 18,338 shares of common stock of the Holding Corporation financed by a loan to the ESOP from the Holding Corporation. The balance of the loan was $124,000 at March 31, 1997 and is reflected as a reduction of consolidated stockholders' equity although the borrowing is not guaranteed by the Holding Corporation or the Bank and does not constitute a legally binding contribution commitment. The borrowing is payable in quarterly principal payments of $13,754 over a five year period plus interest. All full-time employees are eligible to participate in the ESOP after attaining age 21 and completing one year of service during which they worked at least 1,000 hours.

4.       MANAGEMENT RECOGNITION AND RETENTION PLAN
         -----------------------------------------

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

                  Pursuant to the MRP, restricted stock awards for shares of the Corporation's common stock aggregating 3% or 6,876 shares of common stock issued during conversion were reserved from authorized but unissued shares. The Corporation has granted 6,702 shares as of March 31, 1997. Consolidated stockholder's equity was reduced by the unearned compensation in the amount of $103,140. The balance of the unvested portion was approximately $53,000 at March 31, 1997.

5.   EARNINGS PER COMMON SHARE
     -------------------------

                  Earnings per share of common stock is computed by dividing the weighted average number of shares of common stock and common stock equivalents outstanding during the periods ended. The weighted average number of shares used in the earnings per share computation were 196,860 and 199,893 for the three-month and nine-month periods ended March 31, 1997 respectively.

                  On October 25, 1994, shareholders of the Corporation ratified the adoption of the Corporation's 1994 Stock Option and Incentive Plan. Pursuant to the Stock Option and Incentive Plan, 22,923 shares of the Corporation's common stock has been reserved for issuance from authorized but unissued shares, of which the Corporation has granted options on 21,269 shares at a price of $14 per share on 18,337 shares, $16 on 2,292 shares, and $17.50 on 1,000 shares. As of March 31, 1997, options on 22,465 shares of the Corporation common stock remain unexercised.

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL
-------

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

         The Bank is principally engaged in the business of attracting retail savings deposits from the general public and investing those funds in first mortgage loans on owner occupied, single-family residential loans, multi-family loans, investment and mortgage-backed securities. To a lesser extent, the Bank offers secured consumer loans, including home equity loans, loans secured by savings deposits and unsecured consumer credit. The Bank currently originates all of its consumer loans in its primary market area. The Bank originates consumer loans on a direct basis by extending credit directly to the borrower. At March 31, 1997, approximately $112,000 of the consumer loan portfolio was not performing. There can be no assurance that additional delinquencies will not occur in the future.

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

         The Corporation commenced a stock repurchase program whereby the Corporation may repurchase its common stock in the open market. At March 31, 1997, the Corporation had repurchased and held 42,578 shares as treasury stock at a cost of $666,506.

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


FINANCIAL CONDITION
-------------------

         Total assets of the Corporation increased $1.6 million, or 3.2% to $53.5 million at March 31, 1997 compared to $51.9 million at June 30, 1996. This increase was primarily reflected in an increase in net loans receivable and cash in banks.

         Securities available for sale decreased $.8 million, or .10% to $7.5 million at March 31, 1997 compared to $8.3 million at June 30, 1996. The net decrease results from purchases of $1.8 million offset by sales and maturities of $2.6 million. Realized gains on sales was approximately $4,700 for the quarter ended March 31, 1997.

         Securities held to maturity decreased $1.2 million, or 12.3% to $8.5 million at March 31, 1997 compared to $9.7 million at June 30, 1996. This decrease is due to maturities and principal payments received for assets in this classification. There were no purchases of securities under the held to maturity category for the quarter ended March 31, 1997.

         Loans receivable increased $3.0 million, or 9.8% to $33.4 million at March 31, 1997 compared to $30.4 million at June 30, 1996. This increase was primarily due to an increase in first mortgage loans. Stock in the Federal Home Loan and Federal Reserve Banks increased $237,100, or 24.1% to $1,219,100 at March 31, 1997 compared to $982,000 at June 30, 1996. This increase is due to required purchases as a result of increased borrowings and total assets.

         Total deposits increased $4.6 million or 17.1% to $31.6 million at March 31, 1997 compared to $27.0 million at June 30, 1996. Management believes the increase in deposit base to be attributable to the stabilization of interest rates in the market area and an increase in its efforts in checking account services offered by the Bank. These factors have had a direct impact on both the number of transaction accounts and the resulting increase in deposit account balances.

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Borrowed funds decreased $3.2 million, or 16.6% to $16.1 million at March 31, 1997 compared to $19.3 million at June 30, 1996. The decrease in borrowed funds reflects the effect of increased deposits which resulted in a reduction in borrowings as a source of funding operations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997
---------------------------------------------------------
COMPARED TO THREE MONTHS ENDED MARCH 31, 1996
---------------------------------------------

         Net income increased by $8,000 to $71,000 for the quarter ended March 31, 1997 compared to $63,000 for the quarter ended March 31, 1996. The increase was primarily due to a greater increase in net interest income and account service fees over increases in other operating expenses for the quarter ended March 31, 1997 compared to the same period ended March 31, 1996. Further discussion of changes in these and other items are discussed below.

         Net Interest Income. Net interest income increased $48,000 or 14.8% from $328,000 to $376,000 for the quarter ended March 31, 1997. This increase reflects an improved interest rate spread and an increase in average interest earnings assets over interest bearing liabilities for the period. The impact of repricing and lower cost of funds as a result of increases in transaction account deposits has had a positive effect on the interest rate spread.

         Interest Income. Interest income increased $149,000 or 17.2% to $1,017,000 for the quarter ended March 31, 1997 compared to $868,000 for the same period ended March 31, 1996. The increase was primarily due to increases in interest earned on loans. Interest income on loans increased $168,000 for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. This increase is primarily attributable to higher balances invested int he portfolio as well as a slight increase in yields.

         Interest Expense. Interest expense increased by $101,000 or 18.6% to $641,000 for the quarter ended March 31, 1997 compared to $540,000 for the quarter ended March 31, 1996. The increase in Federal Home Loan Bank borrowings for the quarter ended March 31, 1997 compared to March 31, 1996 resulted in an increase in interest expense of $59,000 or 28.3% to $268,000 for the quarter ended March 31, 1997 compared to $209,000 for the same period ended March 31, 1996. Interest expense on savings and time deposits increased by $42,000 or 12.5% to $374,000 for the quarter ended March 31, 1997 compared to $332,000 for the quarter

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ended March 31, 1996. While the cost of these funds are comparatively lower, the increase in expense is primarily related to higher balances outstanding for the quarter ended March 31, 1997 compared to the same period ended March 31, 1996.

         Provision for Loan Losses. The Bank's provision for loan losses was $44,000 for the quarter ended March 31, 1997 compared to no provision for the same period ended March 31, 1996. Management continues to monitor its allowance for loan losses and may make future additions to the allowance through the provision for loan losses as economic and regulatory conditions dictate. Although the Bank maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank's determination as to the amounts of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional general or specific allowances.

         Non-Interest Income. Non-interest income increased $44,000 for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. This increase is primarily due to an increase in service fee income relative to the Bank's transaction account customers.

         Non-Interest Expense. Non-interest expense increased $46,000 or 17.4% to $311,000 for the three months ended March 31, 1997 compared to $265,000 for the same period ended March 31, 1996. Compensation and employee benefits increased $26,000 due to added personnel to handle the increased transaction volume of the Bank. Other operating expenses for supplies, postage, processing and servicing fees have increased due to the increase in transaction volume and new accounts. Professional fees increased by $19,000 for the quarter ended March 31, 1997 compared to March 31, 1996 as a result of increased legal and accounting fees incurred relative to the Bank's conversion to a national bank charter.

         Income Tax Expense. Income tax expense was $25,000 for the quarter ended March 31, 1997 compared to $32,000 for the quarter ended March 31, 1996. The current income tax expense represents estimated tax on an annualized basis based on management's estimated earnings for the period.

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 1997 COMPARED
-----------------------------------------------------------------
TO NINE MONTHS ENDED MARCH 31, 1996.
------------------------------------

Net income decreased by $63,000 to $103,000 for the nine-month period ended March 31, 1997 compared to $166,000 for the nine-month period ended March 31, 1996. The decrease was primarily attributable to the one-time charge to recapitalize the Savings Association Insurance Fund during the first quarter of the Bank's fiscal year of approximately $168,000. Further discussion of changes in this and other items are discussed below.

         Net Interest Income. Net interest income increased $298,000 or 32.7% from $912,000 to $1,210,000 for the nine-month period ended March 31, 1997. This increase reflects an improved interest rate spread and an increase in average interest earnings assets over interest bearing liabilities for the period. The impact of repricing and lower cost of funds as a result of increases in transaction account deposits has had a positive effect on the interest rate spread.

         Interest Income. Interest income increased $502,000 or 19.3% to $3,098,000 for the nine-month period ended March 31, 1997 compared to $2,596,000 for the same period ended March 31, 1996. The increase was primarily due to increases in interest earned on loans. Interest income on loans increased $612,000 for the nine-month period ended March 31, 1997 compared to the same period ended March 31, 1996. The increase is primarily attributable to higher balances invested in the portfolio as well as a slight increase in yields.

         Interest Expense. Interest expense increased by $204,000 or 12.1% to $1,888,000 for the nine-month period ended March 31, 1997 compared to $1,684,000 for the nine-month period ended March 31, 1996. The increase in Federal Home Loan Bank borrowings for the nine-month period ended March 31, 1997 compared to March 31, 1996 resulted in an increase in interest expense of $191,000 or 28.5% to $860,000 for the nine-month period ended March 31, 1997 compared to $669,000 for the same period ended March 31, 1996. Interest expense on savings and time deposits increased by $14,000 or 1.4% to $1,028,000 for the nine-month period ended March 31, 1997 compared to $1,014,000 for the nine-month period ended March 31, 1996. While the cost of these funds are comparatively lower, the increase in expense is primarily related to higher balances outstanding for the nine-month period ended March 31, 1997 compared to the same period ended March 31, 1996.

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Provision for Loan Losses. The bank's provision for loan losses was $89,000 for the nine-month period ended March 31, 1997 compared to no provision for the same period ended March 31, 1996. Management continues to monitor its allowance for loan losses and may make future additions to the allowance through the provision for loan losses as economic and regulatory conditions dictate. Although the Bank maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank's determination as to the amounts of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional general or specific allowances.

         Non-Interest Income. Non-interest income increased $117,000 for the nine-month period ended March 31, 1997 compared to the nine-month period ended March 31, 1996. This increase is primarily due to an increase in service fee income relative to the Bank's transaction account customers.

         Non-Interest Expense. Non-interest expense increased $351,000 or 45.6% to $1,120,000 for the nine months ended March 31, 1997 compared to $769,000 for the same period ended March 31, 1996. Compensation and employee benefits increased $67,000 due to the added personnel to handle the increased transaction volume of the Bank. Other operating expenses for supplies, postage, processing and servicing fees have increased due to the increase in transaction volume and new accounts. Federal insurance premiums and assessments increased by $161,000 for the nine-month period ended March 31, 1997 compared to the same period ended March 31, 1996. This increase was primarily due to the payment of the special assessment in the first quarter of the fiscal year. Professional fees increased by $39,000 for the nine-month period ended March 31, 1997 compared to March 31, 1996 as a result of increased legal and accounting fees incurred relative to the Bank's conversion to a national bank charter.

         Income Tax Expense. Income tax expense was $121,000 for the nine-month period ended March 31, 1997 compared to $82,000 for the nine-month period ended March 31, 1996. The current income tax expense represents estimated tax on an annualized basis based on management's estimated earnings for the period.

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


NON-PERFORMING ASSETS AND LOAN LOSS PROVISION
---------------------------------------------

         The allowance for loan losses was $304,000 or .91% of loans receivable, net at March 31, 1997 as compared to .86% of loans receivable, net at June 30, 1996.

         The ratio of non-performing assets to total assets is one indicator of the exposure to credit risk. Non-performing assets of the Company may consist of non-accruing loans, accruing loans delinquent 90 days or more and foreclosed assets which have been acquired as a result of foreclosure, deed-in-lieu of foreclosure or deemed foreclosed.

         The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio.

                                      March 31,       June 30,
                                        1997            1996
                                        ----            ----
Non-accruing loans:
   One- to four-family               $  52,073        $ 124,209
   Commercial                                -                -
   Consumer                            111,993          186,369
                                      --------         --------
      Total                          $ 164,066        $ 310,578
                                      --------         --------
Foreclosed assets:
   One- to four-family               $ 168,747        $  69,500
   Multi-family                              -                -
   Commercial real estate                    -           76,500
                                      --------         --------
      Total                          $ 168,747        $ 146,000
                                      --------         --------
Total non-performing assets          $ 332,813        $ 456,578
                                      ========         ========
Total as a percentage of total assets   .62%             .88%
                                        ===              ===


         Total non-performing assets decreased to $332,813 or .62% of total assets at March 31, 1997 from $456,578 or .88% of total assets at June 30, 1996. The decrease in non-performing assets was primarily due to a decrease in non-accruing loans which were delinquent greater than 90 days at March 31, 1997 as compared to June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

         Other potential sources of funds available to the Bank include borrowings from the Federal Home Loan Bank of Dallas. At March 31, 1997, the Bank had $16.1 million of Federal Home Loan Bank borrowings outstanding. The Bank uses its liquid resources principally to meet on-going commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity and to meet operating expenses. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 1997, the Bank had outstanding commitments to extend credit amounting to approximately $2.4 million. Management believes that loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs.

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory---and possibly additional discretionary---actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets,liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The table below presents the capital position at March 31, 1997 (in thousands).

                       Actual            Required              Excess
                       Amount  Percent     Amount   Percent    Amount  Percent
                       ------  -------     ------   -------    ------  -------
Risk-based capital:

   Tier 1 capital       4,012     13.7%     1,166     4.00%     2,846     9.7%

   Total capital        4,327     14.8%     2,332     8.00%     1,995     6.8%

Tier 1 leverage ratio   4,012      7.3%     1,166     4.00%     2,846     3.3%

                       FORREST CITY FINANCIAL CORPORATION
                                 AND SUBSIDIARY

PART II:  OTHER INFORMATION

Item 1:           Legal Proceedings
                  Not Applicable

Item 2:           Changes in Securities
                  Not Applicable

Item 3:           Defaults Upon Senior Securities
                  Not Applicable

Item 4:           Submission of Matters to a Vote of Security Holders
                  Not Applicable

Item 5:           Other Information
                  Not Applicable

Item 6:           Exhibits and Reports on Form 8-K
                  Not Applicable

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FORREST CITY FINANCIAL CORPORATION
                               Registrant




Date:   May 8, 1997            /s/ John R. Stipe
      -----------------       -----------------------------------
                              John R. Stipe
                              President & Chief Executive Officer



Date:    May 8, 1997           /s/ Kevin S. Jumper
      -----------------       -----------------------------------
                              Kevin S. Jumper
                              Treasurer & Chief Financial Officer