Form 10KSB
period 1997-06-30
FORREST CITY FINANCIAL CORP
filed 1997-09-26
CIK 922288

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended June 30, 1997
                                      OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from                    to
                                        ------------------    -----------------
         Commission file number 0-24304


                      FORREST CITY FINANCIAL CORPORATION
------------------------------------------------------------------------------
                (Name of small business issuer in its charter)


                     Delaware                                   71-0756156
---------------------------------------------             ---------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
 or organization)                                           Identification No.)


715 North Washington, Forrest City, Arkansas                    72335-2859
------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (870) 633-1525
                                                      -------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                     None

          Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                    ---------------------------------------
                               (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.    YES X .    NO   .
                    ---       ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State the issuer's revenues for its most recent fiscal year:
$4,441,019.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and ask price of such stock as of September 16, 1997, was approximately $3.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of September 16, 1997, there were 194,677 shares issued and outstanding of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 1997.

Part III of Form 10-KSB - Proxy Statement for 1997 Annual Meeting of
Stockholders.

                                    PART I


Item 1.  Description of Business
         -----------------------

General

         The Company. Forrest City Financial Corporation (the "Company") a Delaware corporation, was formed in April 1994 to act as the holding company for Forrest City Savings and Loan Association, F.A. (the "Association") upon the completion of the Association's conversion from the mutual to the stock form (the "Conversion"). The Company received approval from the Office of Thrift Supervision (the "OTS") to acquire all of the common stock of the Association to be outstanding upon completion of the Conversion. The Conversion was completed on July 28, 1994. During fiscal 1995, the Association changed its name to Forrest City Bank, FSB and in fiscal 1996 converted from a federal savings bank to a national bank under the title "Forrest City Bank, National Association. ("Forrest City" or the "Bank").

         At June 30, 1997, the Company had $55.8 million of assets and stockholders' equity of $5.1 million (or 9.2% of total assets).

         The executive offices of the Company are located at 715 North Washington, Forrest City, Arkansas 72335-2859, and its telephone number at that address is (501) 633-1525.

         The activities of the Corporation itself have been limited to investments in U.S. Treasury Bills, corporate debt, municipals and interest-bearing deposits at financial institutions. The net results of its operations do not yet have a significant impact on the consolidated results. Unless otherwise indicated, all activities discussed below are of the Bank.

         The Bank. The Bank is a nationally chartered bank headquartered in Forrest City, Arkansas. Its deposits are insured up to applicable limits, by the Federal Deposit Insurance Corporation (the "FDIC"), which is backed by the full faith and credit of the United States. The Bank's primary market area is St. Francis County, Arkansas, which is serviced through its office in Forrest City, Arkansas.

         The principal business of the Bank consists of attracting retail deposits from the general public and investing those funds primarily in one-to-four family residential mortgage and, to a lesser extent, commercial real estate and multi-family loans. The Bank also makes secured and unsecured consumer loans. The Bank also invests in mortgage-backed and related securities, investment securities and other permissible investments. At June 30, 1997, substantially all of the Bank's real estate mortgage loans were secured by properties located in the Bank's market area.

         Currently, the Company's revenues are derived primarily from interest on mortgage loans, mortgage-backed securities and investments, income from service charges and loan originations.

         The Company offers a variety of accounts having a wide range of interest rates and terms. The Company's deposits include passbook accounts, money market savings accounts, NOW, commercial demand and certificate accounts with terms of three months to 84 months. Currently, the Company only solicits deposits in its primary market area and does not accept brokered deposits.

Lending Activities

         Market Area. The office of the Bank is located at 715 North Washington, Forrest City, Arkansas, which is located in St. Francis County. The Bank considers its primary market area to comprise St. Francis County. St. Francis County is located in Eastern Arkansas approximately 90 miles east of Little Rock and 50 miles west of Memphis, Tennessee. Major industries in St. Francis County include primarily agriculture, with an increasing presence of manufacturing and service industries. There is located in Forrest City, East Arkansas Community College and Crowley Ridge Technical Institute which provide higher education and vocational training for residents of St. Francis and surrounding counties. Baptist Memorial Hospital, a regional medical facility, is located in Forrest City. The Forrest City Federal Correctional Institute opened in the spring of 1997. It now has 304 employees. The major industrial employers in St. Francis County include Airtherm Products, Inc. - 150 employees, Boars Head Provision Company, Inc. - 150 employees, Lambert of Arkansas, Inc. - 75 employees, Mulay Plastics, Inc. - 160 employees, Rubatex Corporation - 445 employees, Sanyo Manufacturing Corporation - 825 employees, Thorne Apple Valley, Inc. - Dixie Food Division - 265 employees, Yale Hoists - 440 employees, and Forrest City Grocery, a regional service company, has 260 employees. Other employers with less than 100 employees would include Claireson & Company, Inc., Foam Fabricators, LTD., Forrest City Machine Works, Inc., Sukup Manufacturing, Trak America, and Young Lumber Company. The unemployment rate for St. Francis County is 8.0%. This reflects an improvement over the past ten years when it was as high as 26%.

         General. Historically, the Bank has originated fixed-rate, one-to-four family mortgage loans. In 1986, the Bank began to focus on the origination of adjustable-rate mortgage loans ("ARMs"), in order to increase the percentage of loans in its portfolio with more frequent repricing than fixed-rate mortgage loans. In 1995, the Bank began making consumer type loans, both secured and unsecured, which are of a shorter maturity, normally one to five years, than the mortgage loans. These loans consist of 14.09% of the total loans outstanding.

         While the Bank primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied one-to-four family residences, it also originates multi-family and commercial real estate loans as well as consumer loans in its primary market area. At June 30, 1997, the Bank's net loan portfolio totaled $35.5 million, substantially all of which constituted loans made in the State of Arkansas.

         The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus, or $500,000. See "Regulation - Federal Regulation of Savings Associations." At June 30, 1997, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was $625,000. At June 30, 1997, except for the loans described below, the Bank had no loans or series of loans which exceeded this amount. At that date, the Bank's largest loan to one borrower totaled $1.31 million and consisted of four loans which are secured by apartment houses and a personal residence. The Bank's next largest lending relationship consisted of three loans which totaled $530,000 secured by a personal residence and a motel. At June 30, 1997, each of these loans was performing in accordance with its respective repayment terms. At that date, there were no other loans or lending relationships in excess of $625,000. The Bank is in compliance with its loan to one borrower requirement.

         Loan Portfolio Composition. The following information presents the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                                        At June 30,
                                                   --------------------------------------------------------------------------------
                                                             1997                           1996                        1995
                                                   -------------------------      ----------------------       --------------------
                                                    Amount          Percent         Amount       Percent         Amount     Percent
                                                    ------          -------         ------       -------         ------     -------
                                                                                  (Dollars in Thousands)

Real Estate Loans:
 One- to four-family.............................    25,629          70.45%         $22,846       72.75%         $17,084     80.29%
 Multi-family....................................     1,090           3.00            1,091        3.47              973      4.57
 Commercial real estate..........................     1,619           4.45            2,010        6.40            2,136     10.04
 Participations purchased .......................     2,913           8.01            2,524        8.04              ---       ---
                                                   --------         ------          -------      ------         --------   -------
     Total real estate loans ....................    31,251          85.91           28,471       90.66           20,193     94.90
                                                   --------         ------          -------      ------         --------   -------
 Consumer Loans:
  Deposit account................................       114            .31               90         .28               46       .22
  Home equity....................................     1,624           4.46            1,178        3.75              738      3.46
  Other .........................................     3,389           9.32            1,666        5.31              302      1.42
                                                   --------         ------          -------      ------         --------   -------
     Total consumer loans........................     5,127          14.09            2,934        9.34            1,086      5.10
                                                   --------         ------          -------      ------         --------   -------
     Total loans.................................   $36,378         100.00%         $31,405      100.00%         $21,279    100.00%
                                                   ========         ======          =======      ======         ========   =======
Less:
 Loans in process................................       539                             669                          358
 Deferred fees and discounts.....................        70                              54                           63
 Allowance for losses............................       263                             263                          244
                                                   --------                         -------                     --------
 Total loans receivable, net.....................   $35,506                         $30,419                      $20,164
                                                   ========                         =======                     ========

          The following table shows the composition of the Bank's loan portfolio by fixed and adjustable rate at the dates indicated.


                                                                           At June 30,
                                        --------------------------------------------------------------------------------
                                                 1997                          1996                      1995
                                        ------------------------    -----------------------    -------------------------
                                        Amount           Percent    Amount          Percent    Amount            Percent
                                        ------           -------    ------          -------    ------            -------
                                                                      (Dollars in Thousands)
Fixed Rate Loans:

 Real estate:
  One- to four-family ..........       $11,472           31.54%    $10,345           32.94%    $ 8,659            40.69%
  Commercial real estate .......           198             .54         267             .85         319             1.50
  Multi-family .................            --              --         135             .43          --               --
  Participations purchased .....         2,913            8.01       2,524            8.04          --               --
                                       -------          ------     -------          ------     -------          -------
     Total real estate loans ...        14,583           40.09      13,271           42.26       8,978            42.19
                                       -------          ------     -------          ------     -------          -------

  Consumer .....................         5,105           14.03       2,907            9.25       1,058             4.97
                                       -------          ------     -------          ------     -------          -------
     Total fixed-rate loans ....        19,688           54.12      16,178           51.51      10,036            47.16
                                       -------          ------     -------          ------     -------          -------
Adjustable Rate Loans:
 Real estate:
  One- to four-family ..........        14,157           38.92      12,501           39.81       8,425            39.60
  Commercial real estate .......         1,421            3.91       1,743            5.55       1,817             8.54
  Multi-family .................         1,090            2.99         956            3.04         973             4.57
                                       -------          ------     -------          ------     -------          -------
      Total real estate loans ..        16,668           45.82      15,200           48.40      11,215            52.71

   Consumer ....................            22             .06          27             .09          28              .13
                                       -------          ------     -------          ------     -------          -------
     Total adjustable-rate loans        16,690           45.88      15,227           48.49      11,243            52.84
                                       -------          ------     -------          ------     -------          -------
     Total loans ...............        36,378          100.00%    $31,405          100.00%     21,279           100.00%
                                       -------          ======     -------          ======     -------          =======

Less:
Loans in process ..............            539                         669                         358
Deferred fees and discounts ...             70                          54                          63
Allowance for loan losses .....            263                         263                         244
                                       -------                     -------                     -------
    Total loans receivable, net        $35,506                     $30,419                     $20,614
                                       =======                     =======                     =======

                                       4

         The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at June 30, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                     Real Estate
                                      ------------------------------------------
                                                                Multi-family,
                                                               Participations
                                                           and Commercial Real
                                      One- to four-family        Real Estate             Consumer                    Total
                                      -------------------     ------------------     -------------------     ----------------------
                                            Weighted                     Weighted                Weighted                   Weighted
                                            Average                       Average                 Average                    Average
                                      Amount         Rate      Amount      Rate      Amount         Rate     Amount            Rate
                                      ------         ----      ------      ----      ------         ----     ------            ----
                                                                      (Dollars in Thousands)
      Due During Periods
       Ending June 30,
      ------------------
Through 1 year................       $ 1,074         9.72%    $1,425       8.89%     $1,191         9.74%    $ 3,690           9.41%
Over 1 through 2 years........            95         8.98        ---        ---         412         9.73         507           9.59
Over 2 through 3 years........            64         9.04        727       8.58         922         8.96       1,713           8.80
Over 3 through 5 years........           329         9.42      1,271       9.27       1,011         9.65       2,611           9.44
Over 5 through 10 years.......         2,598         8.91        658       9.59         491         9.51       3,747           9.11
Over 10 through 15 years......         4,757         7.99        ---        ---       1,049         9.78       5,806           8.31
Over 15 years.................        16,712         8.21      1,541       9.90          51        10.72      18,304           8.36


         One-to-four family Residential Mortgage Lending. Residential loan originations of this type are generated by the Bank's marketing efforts, its present customers, walk-in customers and referrals from real estate agents. The Bank focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences. At June 30, 1997, the Bank's one-to-four family residential mortgage loans totaled $25.6 million, or approximately 70.45% of the Bank's total gross loan portfolio.

         The Bank currently offers fixed-rate mortgage and ARM loans. During the year ended June 30, 1997, the Bank originated $5.48 million of adjustable-rate real estate loans which were secured by one-to-four family residential real estate. During the same periods, the Bank originated $4.10 million of fixed-rate real estate loans, all of which were secured by one-to-four family residential real estate. The Bank's one-to-four family residential mortgage originations are primarily in its market and surrounding areas.

         The Bank currently originates up to a maximum of 30-year, fixed-rate, one-to-four family residential mortgage loans in amounts up to 95% of the appraised value of the security property up to a maximum amount of $500,000, provided that private mortgage insurance is obtained in an amount sufficient to reduce the Bank's exposure to at or below the 80% loan-to-value level.

         The Bank also currently offers up to maximum 30-year amortization ARM loans with interest rate adjustments occurring after one and five year terms with an interest rate margin generally 300 basis points over one and five year Treasury rates, respectively. These loans have a fixed-rate for the stated period and, thereafter, such loans adjust periodically, pursuant to the contractual term. These loans provide for up to a 200 basis point annual cap and a lifetime cap of 600 basis points over the initial rate although some of the Bank's ARMs were originated with one hundred and five hundred basis point caps. As a consequence of using an initial fixed-rate and caps, the interest rates on these loans may not be as rate sensitive as is the Bank's cost of funds. The Bank's ARMs do not permit negative amortization of principal. The Bank generally qualifies borrowers at 200 basis points above the initial rate in conformity with secondary market standard.

         In underwriting one-to-four family residential real estate loans, Forrest City evaluates, among other things, both the borrower's ability to make monthly payments and the value of the property securing the loan. Currently, virtually all properties securing real estate loans made by Forrest City are appraised by independent fee appraisers approved by the Board of Directors. Forrest City generally requires borrowers to obtain title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan.

         Commercial Real Estate and Multi-Family Lending. The Bank has also engaged in commercial real estate and multi-family lending in its market area. At June 30, 1997, the Bank had $2.7 million of commercial real estate and multi-family loans, which represented 7.45% of the Bank's gross loan portfolio. This percentage has declined steadily from 28% of the gross loan portfolio at June 30, 1991, and management currently expects this trend to continue. All of the Bank's multi-family and commercial real estate loans were secured by properties located in Arkansas.

         Loans secured by commercial real estate and multi-family properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

         The Bank's commercial real estate and multi-family loan portfolio is secured primarily by apartments, motels, and, to a lesser extent, small offices. Multi-family loans generally have terms not to exceed 30 years. Commercial real estate loans generally have terms that do not exceed 20 years. The Bank has a variety of rate adjustment features and other terms in its commercial real estate and multi-family loan portfolio. Generally, the loans are made in amounts up to 80% of the appraised value of the security property. Multi-family and commercial real estate loans generally provide for a 350 to 500 basis point margin over the Federal discount rate. The Bank currently analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. The Bank generally requires personal guaranties of the borrowers. Appraisals on properties securing commercial real estate loans originated by the Bank are performed by independent appraisers.

         The following table breaks out the Bank's commercial real estate and multi-family loan portfolio by type of loan.


                                                          June 30,
                                               ---------------------------
                                                1997        1996      1995
                                               ------      ------   ------
                                                       (In Thousands)

Multi-family..............................     $1,090      $1,091   $  973
Hotel/Motel...............................        749         930      996
Commercial Buildings......................        516         691      699
Churches..................................        354         389      441
                                               ------      ------   ------
     Total................................     $2,709      $3,101   $3,109
                                               ======      ======   ======


         Participation and Whole Loans Purchased. In order to defuse the concentration of credit in one area and to enhance the earnings of the Bank, in 1996, the Bank began looking for whole loans to purchase or in which to participate with other lending institutions. These loans would be secured by real estate to creditworthy original borrowers in areas where the local economy would be better than the St. Francis County area. These loans, whether participations or outright purchases, would satisfy the same underwriting requirements as loans originated by the Bank. The performance of these loans will be monitored and reported to the Board along with other loans originated by the Bank. At June 30, 1997, the Bank had $2.9 million, or 8.01% of total loans outstanding.

         Consumer Lending. The Bank offers secured consumer loans, including home equity loans, loans secured by savings deposits and unsecured consumer credit. At June 30, 1997, the Bank's consumer loan portfolio totaled $5.1 million, or 14.09% of its total gross loan portfolio. The Bank currently originates all of its consumer loans in its primary market area. The Bank originates consumer loans on a direct basis by extending credit directly to the borrower. At June 30, 1997, approximately $77,000 or 1.50% of the consumer loan portfolio was not performing. There can be no assurance that additional delinquencies will not occur in the future.

         The largest component of Forrest City's consumer loan portfolio consists of secured and unsecured consumer loans. At June 30, 1997, such loans totaled $3.4 million, or approximately 9.32%, of the Bank's gross loan portfolio. Home equity loans (loans secured by second mortgages) totaled $1.6 million or approximately 4.46% of the Bank's gross loan portfolio and are limited to 90% of the value of the property securing the loan up to a maximum loan amount of $50,000. Generally, such loans have a maximum term of up to 10 years.
                                       7

         The underwriting standards employed by the Bank for consumer loans, other than loans secured by deposits, include an application, a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount. The Bank intends to expand its consumer lending. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report attached hereto as
Exhibit 13.

Originations, Purchases and Sales of Loans and Mortgage-Backed Securities

         Real estate loans are generally originated by Forrest City's staff of salaried loan officers. Loan applications are taken and processed in the Bank's office. While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market.

         In fiscal 1997, the Bank originated $13.52 million of loans, compared to $13.45 million and $6.26 million in fiscal 1996 and 1995, respectively. Management attributes the increase in originations to sustained low interest rates during fiscal 1997 and increased activity in the local housing market.

         The Bank has purchased loans and mortgage-backed securities in order to supplement loan demand and for investment purposes. For the years ended June 30, 1997 and 1996, the Bank purchased $3.7 million and $6.2 million, respectively, of mortgage-backed securities and loans. See "- Investment Activities." The purchase of mortgage-backed securities in fiscal 1997 consisted primarily of intermediate adjustable rate securities. During fiscal 1997, the Bank purchased participation loans totaling $1.2 million. The underlying collateral for these participations include both commercial and residential properties located in Arkansas or neighboring states.

         In periods of economic uncertainty, the ability of financial institutions, including Forrest City, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related loan origination fees, other fee income and operating earnings.

         At June 30, 1997, the Bank had loan commitments outstanding of $3.1 million, consisting of $1.3 million in fixed-rate commitments and $1.8 million of adjustable-rate loans. The Bank did not have any commitments to sell loans at that date. See Note 14 of Notes to Consolidated Financial Statements contained in the Company's Annual Report attached hereto as Exhibit 13.

         The following table shows the loan origination, purchase and repayment activities of the Bank for the periods indicated.


                                                                Year Ended June 30,
                                                        -------------------------------
                                                           1997       1996         1995
                                                        --------    -------     -------
                                                                 (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family................      $ 4,504    $ 7,493     $ 2,689
                - commercial real estate...........          973        ---         ---
  Non-real estate - consumer.......................          ---        ---          28
                                                        --------    -------     -------
         Total adjustable-rate.....................        5,477      7,493       2,717
                                                        --------    -------     -------
 Fixed rate:
  Real estate - one- to four-family................        4,104      2,866       2,501
                - commercial.......................          360        291         ---
  Non-real estate - consumer.......................        3,579      2,953       1,044
                                                        --------    -------     -------
        Total fixed-rate...........................        8,043      5,954       3,545
                                                        --------    -------     -------
          Total loans originated...................       13,520     13,447       6,262
                                                        --------    -------     -------

Purchases:

  Participations...................................        1,484      2,596         ---
  Mortgage-backed securities.......................        2,444      3,657       8,423
                                                        --------    -------     -------
          Total purchases..........................        3,928      6,253       8,423
                                                        --------    -------     -------

Sales and Repayments:

  Real estate - one- to four-family................        1,154        692         547
  Mortgage-backed securities.......................        1,255      2,658         ---
                                                        --------    -------     -------
         Total sales...............................        2,409      3,350         547
                                                        --------    -------     -------
  Principal repayments.............................       11,229      7,709       5,065
                                                        --------    -------     -------
         Total reductions..........................       13,638     11,059       5,612
                                                        --------    -------     -------
Increase (decrease) in other items, net............         (344)    (1,618)       (523)
                                                        --------    -------     -------
         Net increase..............................       $3,466    $ 7,023      $8,550
                                                        ========    =======     =======

Non-Performing Assets and Classified Assets

         When a borrower fails to make a required payment on real estate secured loans and consumer loans, a late notice is sent at seventeen days after the payment is due. At 30 days after the payment is due, the Bank mails another delinquency notice. If the loan remains delinquent, stronger follow-up measures are taken, including notification of pending foreclosure. If a loan has been delinquent for more than 90 days, satisfactory payment arrangements must be adhered to or the Bank will generally initiate foreclosure or repossession.
                                       9

         When a loan becomes delinquent 90 days or more, the Bank will place the loan on non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. The loan will remain on a non-accrual status as long as the loan is 90 days delinquent.

     The following table sets forth information concerning delinquent mortgage and other loans at June 30, 1997. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.


                                                                    Loans Delinquent For:
                                       -------------------------------------------------------------------------------------
                                               30-59 Days                   60-89 Days                90 Days and Over
                                       -------------------------    -------------------------    ---------------------------
                                       Number   Amount    Percent   Number     Amount  Percent   Number    Amount    Percent
                                       ------   ------    -------   ------     ------  -------   ------    ------    -------
                                                                      (Dollars in Thousands)
Real Estate:
  One- to four-family............        12      $427        83%       1       $  9       14%       1      $   5         6%
Consumer.........................        16        88        17       11         56       86       14         77        94
                                        ---      ----       ---      ---       ----     ----     ----       ----      ----

    Total........................        28      $515       100%      12       $ 65      100%      15       $ 82       100%
                                        ===      ====       ===      ===       ====      ===      ===       ====       ===


         The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.


                                                            At June 30,
                                                  ---------------------------
                                                   1997       1996       1995
                                                  -----       ----       ----
                                                      (Dollars in Thousands)
Non-accruing loans:
  One- to four-family.......................      $   5       $124       $ 42
  Consumer..................................         77        186          5
                                                  -----       ----       ----
     Total..................................         82        310         47
                                                  -----       ----       ----

Foreclosed assets:
  One- to four-family.......................        217         70         72
  Commercial real estate....................        ---         76         76
                                                  -----       ----       ----
     Total..................................        217        146        148
                                                  -----       ----       ----

Total non-performing assets.................      $ 299       $456       $195
                                                  =====       ====       ====
Total as a percentage of total assets.......        .54%       .88%       .43%
                                                  =====       ====       ====


          For the years ended June 30, 1997 and June 30, 1996, gross interest income which would have been recorded had the non-accruing loans been current totaled $21,200 and $22,300, respectively. Amounts that were included in interest income on such loans were $25,300 and $14,900, respectively, for the year ended June 30, 1997 and 1996.

         Non-Performing Assets. At June 30, 1997, non-accruing loans included one loan totaling $5,000 secured by one- to four-family real estate located in St. Francis County and fourteen unsecured consumer loans totaling $77,000 on such date. Foreclosed assets included two homes located in St. Francis County totaling $217,283. The allowance for real estate losses totaled $0, $17,652 and $15,459 at June 30, 1997, 1996 and 1995, respectively. See "Allowance for Loan Losses and Real Estate Acquired in the Settlement of Loans."

         Other Loans of Concern. In addition to the non-performing assets and foreclosed assets set forth in the preceding table, as of June 30, 1997 there was also an aggregate of $438,000 in net book value of loans classified by the Bank with respect to the majority of which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. The principal components of loans of concern are $320,000 of special mention assets, all of which are performing and $118,000 of substandard assets, primarily consumer loans which borrowers have exhibited poor payment histories.

         As of June 30, 1997, there were no other loans not included on the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in future.

         Classified Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings association will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are designated "Special Mention" by management.

         When the Bank classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When the Bank classifies problem assets as "loss," it establishes a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC, who may order the establishment of additional general or specific loss allowances.

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 1997, the Bank had classified a total of $393,000 of its assets as substandard.

         At June 30, 1997, total classified assets, including $325,000 of special mention assets, comprised $717,000, or 13.9% of the Bank's capital, or 1.3% of the Bank's total assets.

         Allowance for Loan Losses and Real Estate Acquired in Settlement of Loans. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan allowance.

         Real estate properties acquired through foreclosure are recorded at fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.

         Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 1997, the Bank had a total allowance for loan losses of approximately $263,000, or .74% of loans receivable, net. See Notes 3 and 6 of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report attached as Exhibit 13 hereto.

      The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                  Year Ended June 30,
                                                            ---------------------------
                                                              1997      1996       1995
                                                             -----     -----      -----
                                                                (Dollars in Thousands)

Balance at beginning of period.........................      $ 263     $ 244      $ 249
                                                             -----     -----      -----

Charge-offs:
  One- to four-family..................................       (108)      ---        (34)

Recoveries:
  One- to four-family..................................         13       ---         17
                                                             -----     -----      -----

Net charge-offs........................................        (95)      ---        (17)
Additions charged to operations........................         95        19         12
                                                             -----     -----      -----
Balance at end of period...............................      $ 263     $ 263      $ 244
                                                             =====     =====      =====

Ratio of net charge-offs during the period to
 average loans outstanding during the period...........        .28%      ---%      .09%
                                                             =====     =====      =====

Ratio of net charge-offs during the period to
 average non-performing assets.........................      25.17%      ---%      6.99%
                                                             =====     =====      =====

      The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                             At June 30,
                                 -----------------------------------------------------------------
                                        1997                    1996                    1995
                                 -----------------      ------------------       -----------------
                                           Percent                 Percent                 Percent
                                          of Loans                of Loans                of Loans
                                           in Each                 in Each                 in Each
                                          Category                Category                Category
                                          to Total                to Total                to Total
                                 Amount      Loans      Amount       Loans       Amount      Loans
                                 ------      -----      ------       -----       ------      -----
                                                   (Dollars in Thousands)

One- to four-family........       $ 77         70.45%     $ 55      72.75%       $ 55      80.29%
Consumer...................         20          9.32       ---        ---         ---        ---
Unallocated................        166           ---       208        ---         189        ---
                                  ----        ------      ----     ------        ----     ------
     Total.................       $263         79.77%     $263      72.75%       $244      80.29%
                                  ====        ======      ====     ======        ====     ======

         For information concerning valuation allowances for foreclosed real estate, see Note 6 of Notes to Consolidated Financial Statements contained in the Company's Annual Report attached hereto as Exhibit 13.

Investment Activities

         Generally, the investment policy of the Bank is to invest funds among various categories of investments and maturities based upon the Bank's need for liquidity, to achieve a balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Bank's asset/liability management policies.

         At June 30, 1997, the Bank had no securities of a single issuer, except for U.S. Treasury or agency obligations, which exceeded 10% of the Bank's stockholders' equity, and Lee County School District post-dated warrants of $28,000, which are guaranteed as to principal and interest by the State of Arkansas.

         At June 30, 1997, Forrest City's investment securities, including FHLB and FRB stock, totaled $3.07 million, or 5.5% of total assets. It is the Bank's general policy to purchase investment securities which are federal agency or municipal obligations or other obligations guaranteed by the State. At June 30, 1997, the weighted average term to maturity or repricing of the investment securities portfolio, excluding FHLB stock, was two years.

         The Company has a substantial portfolio of fixed-rate and adjustable-rate mortgage-backed securities. Such mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity.

         Mortgage-backed securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that result in reduced credit risk. However, mortgage-backed securities are more liquid than individual mortgage loans. In addition, mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC") are generally weighted at no more than 20% for risk-based capital purposes, and mortgage-backed securities issued or guaranteed by the Government National Mortgage Association ("GNMA") are weighted at 0% for risked-based capital purposes, as compared to an assigned risk weighting of 50% to 100% for whole residential mortgage loans. See "Regulation." These types of securities thus allow the Company to optimize regulatory capital to a greater extent than non-securitized whole loans.

         While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities are subject to the same risk as whole loans in that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and thereby affect both the prepayment speed and value of such securities. The adjustable rate and/or short term to maturity of the Company's portfolio is designed to reduce that risk. At June 30, 1997, mortgage-backed securities totaled $14.6 million, or 29.1% of the Bank's total loan and mortgage-backed securities portfolio. Adjustable-rate mortgage-backed securities at June 30, 1997 totaled $12.8 million or 87.7% of the Company's total mortgage-backed securities.

         The following table sets forth the book value of the Company's mortgage-backed securities at the dates indicated.

                                                                  June 30,
                                                      -----------------------------
                                                        1997        1996      1995
                                                      -------     -------  --------
                                                              (In Thousands)
Issuers:
Federal Home Loan Mortgage Corporation.............   $ 3,777     $ 4,223   $ 5,305
Federal National Mortgage Association..............     6,096       5,288     9,461
Government National Mortgage Association...........     2,207       3,395     2,784
Other mortgage-backed securities...................     2,509       3,190     1,579
                                                      -------     -------  --------
     Total.........................................   $14,589     $16,096   $19,129
                                                      =======     =======   =======

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at June 30, 1997.


                                                            At
                                                         June 30,
                                                           1997                 Due in
                                                        ----------     ------------------------------
                                                          Balance      3 to 5    5 to 10     Over 10
                                                        Outstanding     Years      Years      Years
                                                        -----------     -----      -----      -----

Federal Home Loan Mortgage Corporation..............      $ 3,777       $ ---    $     9    $  3,768
Federal National Mortgage Association...............        6,096         556      1,287       4,253
Government National Mortgage Association............        2,207          91         13       2,103
Other mortgage-backed securities....................        2,509         ---        ---       2,509
                                                         --------       -----    -------    --------
  Total.............................................      $14,589        $647     $1,309     $12,633
                                                          =======        ====     ======     =======

         The OTS has issued guidelines regarding management oversight and accounting treatment for securities, including investment securities, mortgage-backed securities and derivative securities. The guidelines require thrift institutions to reduce the carrying value of securities to market value unless it can be demonstrated that a class of securities is intended to be held to maturity. At June 30, 1997, these securities had a market value of $16.2 million and a book value of $16.4 million. If interest rates increase, the market value of these securities will decrease.

         The following table sets forth the composition of the Company's investment securities portfolio at the dates indicated.


                                                                                        At June 30,
                                                             ---------------------------------------------------------------
                                                                     1997                  1996                    1995
                                                             -------------------      --------------         ---------------
                                                                Book       % of        Book    % of           Book      % of
                                                               Value       Total      Value    Total         Value      Total
                                                               -----       -----      -----    -----         -----      -----
                                                                                 (Dollars in Thousands)
Investment Securities:
  Federal agency obligations..............................     $1,373      44.77%   $ 1,561         52.58%   $ 1,948     69.87%
  Equity securities.......................................        374      12.19        316         10.64        ---        ---
  Other obligations.......................................         84       2.74        110          3.70        301      10.80
                                                               ------     ------    -------        ------    -------     ------
     Subtotal.............................................     $1,831      59.70    $ 1,987         66.92%   $ 2,249     80.67%
FHLB and FRB stock........................................      1,236      40.30        982         33.08        539      19.33
                                                               ------     -------   -------        ------    -------     ------
     Total investment securities , FHLB and FRB stock.....     $3,067     100.00%   $ 2,969        100.00%   $ 2,788    100.00%
                                                               ======     ======    =======        ======    =======    ======

Other Interest-Earning Assets:
  Interest-bearing deposits with banks....................     $1,076     100.00%   $ 1,040        100.00%   $ 1,216    100.00%
                                                               ------     ------    -------        ------    -------    ------
     Total................................................     $1,076     100.00%   $ 1,040        100.00%   $ 1,216    100.00%
                                                               ======     ======    =======        ======    =======    ======

Average remaining life or term to repricing
 of investment securities and other interest-
 earning assets, excluding FHLB and FRB stock.............    2 years               3 years                2 years


         The composition and maturities of the investment securities portfolio, excluding equity securities, FHLB and FRB stock, are indicated in the following table.


                                                             At June 30, 1997
                                  ---------------------------------------------------------------------
                                  Less Than        1 to 5        5 to 10        Total Investment
                                    1 Year          Years         Years            Securities
                                  ----------     ----------    ----------    --------------------------
                                  Book Value     Book Value    Book Value    Book Value    Market Value
                                  ----------     ----------    ----------    ----------    ------------
                                                             (Dollars in Thousands)
State and local government
  obligations.....................   $ 28       $    38           $ 18     $     84         $    84
Federal agency obligations........    200         1,173            ---        1,373           1,377
                                    -----       -------          -----      -------          ------
Total investment securities.......   $228        $1,211           $ 18       $1,457          $1,461
                                     ====        ======           ====       ======          ======

Weighted average yield............  6.15%         5.89%          5.00%        5.92%


Sources of Funds

         General. The Bank's primary sources of funds are deposits, borrowings, repayment of loan principal, maturing investments in certificates of deposit, and funds provided from operations.

         Borrowings, consisting of FHLB advances, may be used at times to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support expanded lending activities.

         Deposits. Forrest City offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook savings accounts, NOW accounts, money market accounts and commercial demand accounts and certificate accounts ranging in terms from three months to 84 months. The Bank only solicits deposits from its market area and does not currently use brokers to obtain deposits. The Bank relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition.

         The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its asset/liability management and profitability objectives. The ability of the Bank to attract and maintain certificates of deposit accounts and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

         In 1991, the Bank instituted a program in which a purchaser of a certificate of deposit may increase the interest rate currently prevailing on an existing certificate for the remainder of the term. Certificates currently outstanding under this program, which continues, total approximately $74,000. Effective May 1, 1994, the Bank discontinued this program.

     The following table sets forth the savings flows at the Bank during the periods indicated.


                                              Year Ended June 30,
                                     -------------------------------------
                                         1997        1996           1995
                                     ---------     --------       --------
                                            (Dollars in Thousands)

Opening balance.....................   $26,956      $25,452       $ 26,920
Deposits............................    81,565       51,314         27,926
Withdrawals.........................    77,864       50,723         30,210
Interest credited...................       977          913            816
                                       -------      -------        -------
Ending balance......................   $31,634      $26,956       $ 25,452
                                       =======      =======        =======
Net increase (decrease).............   $ 4,678      $ 1,504       $ (1,468)
                                       =======      =======        =======

Percent increase (decrease).........      17.3%        5.91%         (5.45)%
                                          ====         ====          =====

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the periods indicated.


                                                                      At June 30,
                                           ------------------------------------------------------------------
                                                   1997                  1996                    1995
                                           ------------------       -----------------        ----------------
                                           Amount     Percent        Amount   Percent        Amount   Percent
                                           ------     -------        ------   -------        ------   -------
                                                                 (Dollars in Thousands)
Transactions and Savings Deposits:
Commercial Demand .......................    $ 1,741         5.50%   $    74      .27%      $    31       .12%
Passbook Accounts .......................      2,053         6.47      1,661     6.15         1,354      5.30
NOW Accounts ............................      2,898         9.14      2,331     8.63         1,040      4.08
Money Market Accounts ...................      2,072         6.53      2,147     7.94         2,184      8.56
                                             -------      -------    -------   ------       -------    ------
Total Non-Certificates...................      8,764        27.64      6,213    22.99         4,609     18.06
                                             -------      -------    -------   ------       -------    ------

Certificates:

 0.00 -  3.50%...........................        ---        ---            4      .01            16       .06
 3.51 -  5.50%...........................     16,749        52.83     13,858    51.29         7,662     30.02
 5.51 -  7.50%...........................      6,121        19.31      6,777    25.08        13,059     51.17
 7.51% and above.........................        ---        ---          104      .39           106       .42
                                             -------      -------    -------   ------       -------    ------
Total Certificates.......................     22,870        72.14     20,743    76.77        20,843     81.67
                                             -------      -------    -------   ------       -------    ------
Accrued Interest.........................         69          .22         65      .24            70       .27
                                             -------      -------    -------   ------       -------    ------
Total Deposits...........................    $31,703       100.00%   $27,021   100.00%      $25,522    100.00%
                                             =======       ======    =======   ======       =======    ======


         The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 1997.


                                  3.76-       5.76-                 Percent
                                 5.75%        7.75%       Total    of Total
                                 -----        -----       -----    --------
                                          (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:
-----------------
September 30, 1997............... $  5,328     $   114    $  5,442      23.80%
December 31, 1997................    4,038         116       4,154      18.16
March 31, 1998...................    4,252         140       4,392      19.20
June 30, 1998....................    2,201         334       2,535      11.09
September 30, 1998...............      258          17         275       1.20
December 31, 1998................      359          65         424       1.85
March 31, 1999...................      319         310         629       2.75
June 30, 1999....................      509          52         561       2.45
September 30, 1999...............      251         464         715       3.13
December 31, 1999................      334           6         340       1.49
March 31, 2000...................      412          65         477       2.09
June 30, 2000....................      401         540         941       4.11
Thereafter.......................      693       1,292       1,985       8.68
                                 ---------     -------    --------    -------
   Total.........................  $19,355      $3,515     $22,870     100.00%
                                  ========      ======     =======     ======

   Percent of total..............    84.63%      15.37%     100.00%
                                    ======      ======      ======

     The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1997.


                                                                                     Maturity
                                                             ------------------------------------------------------------
                                                                             Over        Over
                                                             3 Months       3 to 6      6 to 12       Over
                                                             or Less        Months       Months     12 months      Total
                                                             -------        ------       ------     ---------      -----
                                                                                 (In Thousands)

Certificates of deposit less than $100,000.............       $3,785        $3,125       $5,570      $5,183       $17,663
Certificates of deposit of $100,000 or more............          887           791          941       1,164         3,783
Public funds(1)........................................          770           238          416         ---         1,424
                                                             -------      --------      -------    --------      --------
    Total certificates of deposit......................       $5,442        $4,154       $6,927      $6,347       $22,870
                                                              ======        ======       ======      ======       =======

---------------
(1) Deposits from governmental and other public entities.


         Borrowings. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Bank desires additional capacity to fund loan demand.

         Forrest City's borrowings historically have consisted of advances from the FHLB of Dallas upon the security of a blanket collateral agreement of a percentage of unencumbered loans as well as a pledge of mortgage-backed securities. See Notes 2 and 8 to Notes to Consolidated Financial Statements contained in the Company's Annual Report attached hereto as Exhibit 13. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 1997, the Bank had $18.3 million in advances from the FHLB.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances, securities sold under agreements to repurchase and other borrowings for the periods indicated.



                                                               Year Ended June 30,
                                                               -------------------
                                                           1997        1996       1995
                                                           ----        ----       ----
                                                                 (In Thousands)
Maximum Balance:
  FHLB advances......................................     $21,535    $16,000    $12,000
  Securities sold under agreements to repurchase.....         ---     15,500     14,200

Average Balance:
  FHLB advances......................................     $19,220    $11,867    $ 4,075
  Securities sold under agreements to repurchase.....         ---      1,813      7,625


         As the Bank has experienced an outflow of deposits, it has increased its reliance on advances and other financing arrangements with the FHLB. See "Management's Discussion and Analysis of Financial Condition and Result of Operations" contained in the Company's Annual Report attached hereto as
Exhibit 13.

Subsidiary Activities

         The Bank is permitted by OCC regulations to invest unlimited amounts in subsidiaries that are engaged in activities in which the parent bank may engage. In addition, a national bank may invest limited amounts in subsidiaries that provide banking services, such as data processing, to other financial institutions. At June 30, 1997, the Bank had no subsidiaries.


                                  REGULATION


         General. The Company is a registered bank holding company, subject to broad federal regulation and oversight by the FRB. The Bank is a national bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations by the OCC, the FDIC and the FRB. The Bank is also a member of the FHLB of Dallas. The Bank is a member of the SAIF and the deposits of the Bank are insured by the FDIC.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of National Banks

         The OCC has extensive authority over the operations of national banks. As part of this authority, the Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC. All national banks are subject to a semi-annual assessment, based upon the bank's total assets, to fund the operations of the OCC.

         The OCC also has extensive enforcement authority over all national banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC. Except under certain circumstances, public disclosure of final enforcement actions by the OCC is required.

         The Bank's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. At June 30, 1997, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $625,000. At June 30, 1997, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount, except as described under "Lending Activities."

         The OCC, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OCC and the other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards. No assurance can be given as to whether or in what form the proposed regulations will be adopted.

Insurance of Accounts and Regulation by the FDIC

         The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         On September 30, 1996, federal legislation was enacted that required the SAIF to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Bank, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31, 1995. The SAIF special assessment applicable to the Bank, which was paid to the FDIC in November 1996, was approximately $168,000. This amount was accrued by the Company at September 30, 1996 by a charge to earnings.

         As a result of the SAIF recapitalization, the FDIC has amended its regulation concerning the insurance premiums payable by SAIF-insured institutions. For the period October 1, 1996 through December 31, 1996, the SAIF insurance premium for all SAIF-insured institutions that are required to pay the Financing Corporation ("FICO") obligation, such as the Bank, was reduced to a range of 18 to 27 basis points from 23 to 31 basis points per $100 of domestic deposits. The FDIC further reduced the SAIF insurance premium to a range of 0 to 27 basis points per $100 of domestic deposits, effective January 1, 1997. The Bank qualifies for the minimum SAIF assessment.

         Additionally, the FDIC has imposed a FICO assessment on SAIF-assessable deposits for the first semi-annual period of 1997 equal to 6.48 basis points per $100 of domestic deposits, as compared to a FICO assessment on BIF-assessable deposits for that same period equal to 1.30 basis points per $100 of domestic deposits.

         National Banks. The Bank is subject to the capital regulations of the OCC. The OCC's regulations establish two capital standards for national banks: a leverage requirement and a risk-based capital requirement. In addition, the OCC may, on a case-by-case basis, establish individual minimum capital requirements for a national bank that vary from the requirements which would otherwise apply under OCC regulations. A national bank that fails to satisfy the capital requirements established under the OCC's regulations will be subject to such administrative action or sanctions as the OCC deems appropriate.

         The leverage ratio adopted by the OCC requires a minimum ratio of "Tier 1 capital" to adjusted total assets of 3% for national banks rated composite 1 under the CAMEL rating system for banks. National banks not rated composite 1 under the CAMEL rating system for banks are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4% to 5%, depending upon the level and nature of risks of their operations. For purposes of the OCC's leverage requirement, Tier 1 capital generally consists of common stockholders' equity and retained income and certain non-cumulative perpetual preferred stock and related income, except that no intangibles and certain purchased mortgage servicing rights and purchased credit card relationships may be included in capital.

         The risk-based capital requirements established by the OCC's regulations require national banks to maintain "total capital" equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means Tier 1 capital (as described above) plus "Tier 2 capital," provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. The components of Tier 2 capital include certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.

         The OCC has revised its risk-based capital requirements to permit the OCC to require higher levels of capital for an institution in light of its interest rate risk. In addition, the OCC has proposed that a bank's interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the institution's internal model for measuring such exposure, if such model is determined to be adequate by the institution's examiner. Small institutions that are highly capitalized and have minimal interest rate risk, such as the Bank, would be exempt from the rule unless otherwise determined by the OCC. Management of the Bank has not determined what effect, if any, the OCC's proposed interest rate risk component would have on the Bank's capital if adopted as proposed.

         Prompt Corrective Action. The OCC is authorized and, under certain circumstances required, to take certain actions against national banks that fail to meet their capital requirements. The OCC is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OCC may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OCC is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

         Any national banking association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the Bank. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OCC must appoint a receiver (or conservator with the concurrence of the FDIC) for an association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OCC, including the appointment of a conservator or a receiver.

         The OCC is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OCC of any of these measures on The Bank may have a substantial adverse effect on the Bank's operations and profitability and the value of the Company's Common Stock. Such issuance may result in the dilution in the percentage of ownership of those persons owning the Company's Common Stock since shareholders do not have preemptive rights.

Limitations on Dividends and Other Capital Distributions

         The Bank's ability to pay dividends is governed by the National Bank Act and OCC regulations. Under such statute and regulations, all dividends by a national bank must be paid out of current or retained net profits, after deducting reserves for losses and bad debts. The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of the Bank's net profits for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund. In addition, the prior approval of the OCC is required for the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for the year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

         The OCC has the authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice. In addition, the Bank would be prohibited by federal statute and the OCC's prompt corrective action regulations from making any capital distribution if, after giving effect to the distribution, the Bank would be classified as "undercapitalized" under the OCC's regulations. See "-- Prompt Corrective Action." Finally, the Bank would not be able to pay dividends on its capital stock if its capital would thereby be reduced below the remaining balance of the liquidation account established in connection with the Association's Conversion.

Accounting

         The OCC requires that investment activities of a national bank be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with generally accepted accounting principles ("GAAP"). Accordingly, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these requirements.

Federal Securities Law

         The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally officers, directors and principal shareholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

         The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1997, the Bank had $93,500 FRB stock, which was in compliance with these reserve requirements.

         National banks are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

         The Bank is a member of the Federal Reserve System.

Federal Home Loan Bank System

         Forrest City is a member of the FHLB of Dallas, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, Forrest City is required to purchase and maintain stock in the FHLB of Dallas. At June 30, 1997, Forrest City had $1,142,400 in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 5.06% and were 5.88% for fiscal year 1997.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Forrest City's FHLB stock may result in a corresponding reduction in the Bank's capital.

         For the year ended June 30, 1997, dividends paid by the FHLB of Dallas to Forrest City totaled $64,497, which constitute a $12,787 increase over the amount of dividends received in fiscal 1996. The $16,866 dividend received for the quarter ended June 30, 1997 reflects an annualized rate of 6.01%, or .13% above the rate for fiscal 1997.

Federal and State Taxation

         Federal Taxation. In addition to the regular income tax, corporations, including the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         The Bank files federal income tax returns on a fiscal year basis using the cash method of accounting. The Company intends to file consolidated federal income tax returns with the Bank and its subsidiaries.

         The Bank has not been audited by the IRS with respect to federal income within the past three years. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank.

         Arkansas Taxation. Forrest City is also subject to the State of Arkansas income taxation. Net income for purposes of the state corporate income tax is similar to that for the computation of net income for federal income tax purposes with certain modifications. Arkansas corporate tax rates are based on graduated amounts equal to $940 on the first $25,000 of taxable income, 6% on taxable income above $25,000 and up to $100,000. Should taxable income exceed $100,000, then the tax is calculated at a rate of 6.5% of the entire amount.

         Arkansas law does not permit net operating loss carrybacks. However, the period for which net operating losses may be carried forward under the Arkansas taxation is limited to five years.

         Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Competition

         Forrest City faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks making loans secured by real estate located in the Bank's market area. The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, and loan fees it charges, and the types of loans it originates.

         The Bank attracts all of its deposits through its retail banking office, primarily from the communities in which that retail banking office is located; therefore, competition for those deposits is principally from commercial banks and credit unions located in the same communities. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates and convenient business hours.

         The Bank's primary concentration is St. Francis County, Arkansas. There are five commercial banks and two credit unions in the Bank's market area. The Bank estimates its share of the savings market in its primary market area to be approximately 15%.

Employees

         At June 30, 1997, the Bank had a total of 19 employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers of the Company and the Bank Who Are Not Directors

         The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also a director.


Name                      Age(1)  Position Held With Association and Company
----                      ------  ------------------------------------------

Kevin S. Jumper             30    Chief Financial Officer, Treasurer and Cashier
Sharon K. Eason             48    Corporate Secretary
John King Casbeer           25    Vice President/Credit

---------
(1) At June 30, 1997.

         The business experience of the executive officer who is not also a director is set forth below.

          Kevin S. Jumper, age 30, is the Company's and the Bank's Chief Financial Officer. Prior to joining the Bank he was a Staff Accountant with a Crittenden, Arkansas, accounting firm from 1989 to 1993, a Controller for an agricultural equipment sales company from 1994 to 1995, and an Audit Manager with a Lee, Arkansas accounting firm from 1995 until joining the Bank.

         Sharon K. Eason, age 48, is Corporate Secretary of the Company and the Bank. Ms. Eason has held that position since October 25, 1994. Ms. Eason has been with the Bank since August, 1989 and is also Secretary to the President.

         John King Casbeer, age 25, is the Company's and the Bank's Vice President/Credit. Mr. Casbeer was a mortgage loan originator with Federal Savings Bank in Fayetteville, Arkansas from 1995 until prior to joining the Bank in February 1997.


Item 2. Description of Properties

         The Bank conducts its business at its main office location in its primary market area. The Bank owns its main office located at 715 North Washington, Forrest City, Arkansas. This office has total square footage of 6,020 and a book value of $381,000. The total net book value of the Bank's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at June 30, 1997 was $486,000.

         The Bank conducts its data processing through a service bureau. The net book value of the data processing and computer equipment utilized by the Bank at June 30, 1997 was $37,000.


Item 3. Legal Proceedings

         Forrest City is involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing Forrest City in the proceedings, that the resolution of these proceedings should not have a material effect on Forrest City's financial position or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the year ended June 30, 1997.


                                    PART II


Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters

         Page 52 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.


Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operation

         Pages 4 through 19 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.

Item 7. Financial Statements

         The following information appearing in the Bank's Annual Report to Stockholders for the year ended June 30, 1997, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.




                                                                                                       Pages in
                                                                                                        Annual
Annual Report Section                                                                                   Report
---------------------                                                                                   ------

Report of Independent Auditors........................................................................ 20
Consolidated Statements of Financial Condition as of June 30, 1997 and 1996........................... 21
Consolidated Statements of Income for the Years Ended June 30, 1997, 1996 and 1995.................... 22
Consolidated Statements of Changes in Stockholders' Equity for
 Years Ended June 30, 1997, 1996 and 1995............................................................. 23
Consolidated Statements of Cash Flows for Years Ended June 30, 1997, 1996 and 1995.................... 24
Notes to Consolidated Financial Statements............................................................ 25 to 51

         With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended June 30, 1997, is not deemed filed as part of this Annual Report on Form 10-KSB.


Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.


                                   PART III


Item 9. Directors, Executive Officers, Promoters and
        Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information regarding the business experience of the executive officers of the Company and the Bank contained in Part I of this Form 10-KSB is incorporated herein by reference.

Compliance with Section 16(a)

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Bank's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10. Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial
         Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 12. Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                    PART IV

Item 13. Exhibits and Reports on Form 8-K

                  (a)  Exhibits


                                                                                  Reference to
                                                                                  Prior Filing
                                                                                   or Exhibit
 Regulation                                                                          Number
 S-B Exhibit                                                                        Attached
   Number                             Document                                       Hereto
   ------                             --------                                       ------

      3(i)            Articles of Incorporation, including                             *
                      amendments thereto

      3(ii)           By-Laws                                                          *

      4               Instruments defining the rights of                               *
                      security holders, including debentures

      9               Voting Trust Agreement                                          None

     10               Executive Compensation Plans and
                      Arrangements

                      (a)  Employment Contract between                                 *
                            John R. Stipe and the Bank
                      (b)  1994 Stock Option and Incentive Plan                       **
                      (c)  Management Recognition and                                 **
                            Retention Plan
                      (d) Employment Contract between
                           Frankie L. Pratt and the Bank                              10(d)

     11               Statement re:  computation of per                               None
                      share earnings

     13               Annual Report to Security Holders                                13

     16               Letter re:  change in certifying accountants                    None

     18               Letter re:  change in accounting principles                     None

     21               Subsidiaries of Registrant                                       21

     22               Published report regarding matters submitted to                 None
                      vote of security holders

     23               Consents of Experts and Counsel                                  23

     24               Power of Attorney                                           Not required

     27               Financial Data Schedule                                          27

     28               Information from reports                                        None
                      furnished to state insurance
                      regulatory authorities

     99               Additional Exhibits                                             None


---------
* Filed as exhibits to the Company's Form S-1 registration statement filed on April 25, 1994 (File No. 33-78146) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

** Filed as exhibits to Pre-effective Amendment No. Two to the Company's Form S-1 registration statement filed on June 13, 1994 (File No. 33-78146) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.


         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the three-month period ended June 30, 1997.

                                  SIGNATURES


         In accordance with Section 13 of 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FORREST CITY FINANCIAL CORPORATION


Date: September 26, 1997                    By: /s/ John R. Stipe
      ------------------------------            --------------------------------
                                                John R. Stipe
                                                (Duly Authorized Representative)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.



By:   /s/ Ted C. Parker                  By:  /s/ John R. Stipe
      ------------------------------        --------------------------------
      Ted C. Parker, Chairman of the         John R. Stipe, President, Chief
        Board                                Executive Officer and Director
                                             (Principal Executive and
                                             Operating  Officer)


Date: September 26, 1997                    Date: September 26, 1997
      ------------------------------        --------------------------------


By:   /s/ Billy M. Cline                     By: /s/ John C. Beane, Jr.
      ------------------------------        --------------------------------
      Billy M. Cline, Director                   John C. Beane, Jr., Director

Date: September 26, 1997                    Date: September 26, 1997
      ------------------------------        --------------------------------


By:   /s/ Steven K. Cranford                By:  /s/ Diana S. Arwood
      ------------------------------        --------------------------------
      Steven K. Cranford, Director               Diana S. Arwood, Director

Date: September 26, 1997                    Date: September 26, 1997
      ------------------------------        --------------------------------


By:   /s/ Kevin S. Jumper                   By:  /s/ Frankie L. Pratt
      ------------------------------        --------------------------------
      Kevin S. Jumper, Chief Financial           Frankie L. Pratt, Director and
      Officer and Treasurer                      Executive Vice President
      (Chief Financial and Accounting
      Officer)

Date: September 26, 1997                    Date: September 26, 1997
      ------------------------------        --------------------------------