Form 10QSB
period 1997-09-30
FORREST CITY FINANCIAL CORP
filed 1997-11-12
CIK 922288

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                       -----------------------------------

                                   FORM 10-QSB

         [x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

         [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT

For the transition period from ________________ to ______________


                         Commission File Number 0-24304
                                               ---------

                       FORREST CITY FINANCIAL CORPORATION
       -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

      Delaware                                           71-0756156
--------------------                                   --------------
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

                           Yes  [X]       No  [  ]

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of November 7, 1997, there were 194,677 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                           Yes  [  ]        No  [  ]

                       FORREST CITY FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                                      INDEX


PART I.   FINANCIAL INFORMATION (unaudited)                          PAGE NO.

Item 1.   Consolidated Condensed Financial Statements

          Consolidated Condensed Statements of Financial
          Condition September 30, 1997 and June 30, 1997                 3

          Consolidated Condensed Statements of Operations
          for the Three Months Ended September 30, 1997
          and 1996                                                       4

          Consolidated Condensed Statements of Cash Flows
          for the Three Months Ended September 30, 1997
          and 1996                                                       5

          Notes to Consolidated Condensed
          Financial Statements                                           6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            9

PART II.  OTHER INFORMATION                                             16

          Signature Page                                                17

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY
                             FORREST CITY, ARKANSAS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                 September 30,                June 30,
                                                                     1997                      1997
                                                                 -------------                -------
ASSETS

Cash and Cash Equivalents
   Cash and amounts due from depository institution              $    371,803               $    279,536
   Interest-bearing deposits in other banks                         4,061,752                  1,076,087
                                                                 ------------               ------------
      Total cash and cash equivalents                            $  4,433,555               $  1,355,623

Securities available for sale, at fair value                        8,108,313                  8,089,367

Securities held to maturity (fair value $7,711,932
   at September 30, 1997 and $8,132,530 at
   June 30, 1997)                                                   7,862,987                  8,331,062

Loans receivable, net                                              36,572,993                 35,505,539
Office properties and equipment, net                                  506,862                    486,398
Stock in FHLB and FRB, at cost                                      1,253,200                  1,235,900
Accrued interest receivable                                           381,161                    377,934
Foreclosed real estate, net                                              --                      217,283
Other assets                                                          205,388                    201,271
                                                                 ------------               ------------
   Total Assets                                                  $ 59,324,459               $ 55,800,377
                                                                 ============               ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits                                                      $ 33,872,182               $ 31,633,909
   Borrowed Funds                                                  19,288,486                 18,270,673
   Advances from borrowers for taxes and insurance                    201,393                    140,875
   Accrued expenses and other liabilities                             568,015                    515,778
   Income taxes                                                        92,100                     92,100
                                                                 ------------               ------------
      Total Liabilities                                          $ 54,022,176               $ 50,653,335
                                                                 ------------               ------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 100,000
      shares authorized; none issued                             $       --                 $       --

   Common Stock, $.01 par value; 500,000 shares
      authorized; 236,109 issued; 194,677
      outstanding                                                       2,361                      2,361

   Additional Paid In Capital                                       3,215,529                  3,215,529
   Retained Earnings - substantially restricted                     2,810,206                  2,721,959
   Unrealized gain on securities available-for-sale                    62,007                     13,924

   Less common stock acquired by:
      Employee Stock Ownership Plan                                   (96,274)                  (110,028)
      Management Recognition & Retention Plan                         (42,975)                   (48,132)

   Treasury Stock - 41,432 shares, at cost                           (648,571)                  (648,571)
                                                                 ------------               ------------
      Total Stockholders' Equity                                 $  5,302,283               $  5,147,042
                                                                 ------------               ------------

      Total Liabilities and Stockholders' Equity                 $ 59,324,459               $ 55,800,377
                                                                 ============               ============

See accompanying Notes to Consolidated Condensed Financial Statements.

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY
                             FORREST CITY, ARKANSAS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    Three Months Ended
                                                                       September 30,
                                                           ------------------------------------
                                                               1997                     1996
                                                               ----                     ----
INTEREST INCOME
   Interest on loans                                       $   820,152              $   685,820
   Interest on mortgage-backed securities                      230,610                  272,332
   Interest on investment securities                            65,765                   64,081
                                                           -----------              -----------
      Total interest income                                $ 1,116,527              $ 1,022,233
                                                           -----------              -----------

INTEREST EXPENSE
   Savings and time deposits                                   369,546                  330,191
   Borrowed Funds                                              286,726                  294,271
                                                           -----------              -----------
      Total interest expense                               $   656,272              $   624,462
                                                           -----------              -----------
      Net interest income                                  $   460,255              $   397,771
PROVISION FOR LOAN LOSSES                                       28,104                   44,418
                                                           -----------              -----------
   Net interest income after provision
      for loan losses                                      $   432,151              $   353,353
                                                           -----------              -----------
OTHER INCOME
   Loan fees and service charges                           $    22,570              $    14,462
   Service charge on deposit accounts                           45,140                   34,106
   Gain on sale of securities                                     --                      7,841
   Other operating income                                        9,027                    4,456
                                                           -----------              -----------
      Total other income                                   $    76,737              $    60,865
                                                           -----------              -----------
OTHER EXPENSE
   Compensation and benefits                               $   191,120              $   157,802
   Occupancy expense                                            18,938                   14,584
   Federal insurance premiums                                   11,079                  190,073
   Data processing expense                                      28,332                   24,415
   Professional fees                                            21,274                   24,219
   Net cost of operations of foreclosed
      real estate                                               21,823                     (416)
   Other operating expenses                                     73,075                   61,422
                                                           -----------              -----------
      Total other expense                                  $   365,641              $   472,099
                                                           -----------              -----------
      Income (loss) before income tax expense              $   143,247              $   (57,881)
INCOME TAX EXPENSE                                              55,000                   25,000
                                                           -----------              -----------
         NET INCOME (LOSS)                                 $    88,247              $   (82,881)
                                                           ===========              ===========
Earnings (loss) per common share                           $       .45                     (.41)
                                                           ===========              ===========

See accompanying Notes to Consolidated Condensed Financial Statements.

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY
                             FORREST CITY, ARKANSAS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                        September 30,
                                                                           -------------------------------------
                                                                              1997                       1996
                                                                              ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                                       $    88,247               $   (82,881)
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation                                                              9,744                     8,271
       Amortization of deferred compensation                                    18,911                    18,910
       Amortization of deferred loan fees                                      (15,806)                    9,205
       Premium amortization, net of discount accretion                          10,853                    10,159
       Provision for losses on loans and real estate                            28,104                    44,418
       Loss on sale of foreclosed real estate                                   17,636                      --
       Net realized gains on available for sale securities                        --                      (7,841)
       Decrease (increase) in accrued interest                                  (3,227)                   (6,308)
       Decrease (increase) in other assets                                       1,283                      (695)
       Decrease (increase) in cash value life insurance                         (5,400)                   (5,607)
       Increase (decrease) in accrued expenses                                  52,237                   229,089
                                                                           -----------               -----------
        Net cash provided by operating activities                          $   202,582               $   216,720
                                                                           -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans made to customers                                 $(1,079,752)              $(1,088,553)
   Proceeds from sale of foreclosed real estate                                199,647                      --
   Purchase of office property and equipment                                   (30,208)                  (11,433)
   Purchase of FHLB and FRB stock                                              (17,300)                 (111,700)
   Proceeds from maturities of held-to-maturity securities                     459,456                   620,447
   Purchases of available-for-sale securities                                 (222,150)               (1,725,430)
   Proceeds from sales of available-for-sale securities                           --                     562,018
   Proceeds from maturities of available-for-sale securities                   249,053                   468,285
                                                                           -----------               -----------
      Net cash used in investing activities                                $  (441,254)              $(1,286,366)
                                                                           -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                $ 2,238,273               $   444,994
   Net decrease in short-term Federal Home Loan Bank advances               (2,000,000)                 (700,000)
   Proceeds from long-term Federal Home Loan Bank advances                   3,375,000                 2,500,000
   Payment on long-term Federal Home Loan Bank advances                       (357,187)                 (124,564)
   Purchase of treasury stock                                                     --                      (8,944)
   Net increase in advances from borrowers for taxes
      and insurance                                                             60,518                    40,904
                                                                           -----------               -----------
   Net cash provided by financing activities                               $ 3,316,604               $ 2,152,390
                                                                           -----------               -----------

   Net increase (decrease) in cash                                         $ 3,077,932               $ 1,082,744
   Cash - beginning of year                                                  1,355,623                 1,253,364
                                                                           -----------               -----------
   Cash - end of year                                                      $ 4,433,555               $ 2,336,108
                                                                           ===========               ===========
CASH PAID DURING THE PERIOD FOR:
   Interest                                                                $   391,270               $   395,134
   Income Taxes                                                                 30,000                    74,000

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
   Increase (decrease) in unrealized gain on
      securities available-for-sale                                             48,083                    (9,817)


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

3.   EMPLOYEE STOCK OWNERSHIP PLAN

     The Holding Corporation has established an employee stock ownership plan ("ESOP"). At the date of the conversion described in Note 2, the ESOP purchased 18,338 shares of common stock of the Holding Corporation financed by a loan to the ESOP from the Holding Corporation. The balance of the loan was $96,274 at September 30, 1997 and is reflected as a reduction of consolidated stockholders' equity although the borrowing is not guaranteed by the Holding Corporation or the Bank and does not constitute a legally binding contribution commitment. The borrowing is payable in quarterly principal payments of $13,754 over a five year period plus interest. All full-time employees are eligible to participate in the ESOP after attaining age 21 and completing one year of service during which they worked at least 1,000 hours.

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

     Pursuant to the MRP, restricted stock awards for shares of the Corporation's common stock aggregating 3% or 6,876 shares of common stock issued during conversion were reserved from authorized but unissued shares. The Corporation has outstanding grants of 6,175 shares as of September 30, 1997. Consolidated stockholder's equity was reduced by the unearned compensation in the amount of $103,140. The balance of the unvested portion was approximately $43,000 at September 30, 1997.

5.   EARNINGS PER COMMON SHARE

     Earnings per share of common stock is computed by dividing the weighted average number of shares of common stock and common stock equivalents outstanding during the periods ended. The weighted average number of shares used in the earnings per share computation were 194,677 and 201,589 for the three-month periods ended September 30, 1997, and 1996, respectively.

     On October 25, 1994, shareholders of the Corporation ratified the adoption of the Corporation's 1994 Stock Option and Incentive Plan. Pursuant to the Stock Option and Incentive Plan, 22,923 shares of the Corporation's common stock has been reserved for issuance from authorized but unissued shares. At September 30, 1997, there were 16,587 options outstanding with a weighted average exercise price of $14.34 per share. There were 6,647 shares of options exercisable under the plan as of September 30, 1997.

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

         The Bank is principally engaged in the business of attracting retail savings deposits from the general public and investing those funds in first mortgage loans on owner occupied, single-family residential loans, multi-family loans, investment and mortgage-backed securities. To a lesser extent, the Bank offers secured consumer loans, including home equity loans, loans secured by savings deposits and unsecured consumer credit. The Bank currently originates all of its consumer loans in its primary market area. The Bank originates consumer loans on a direct basis by extending credit directly to the borrower. At September 30, 1997, approximately $178,000 of the consumer loan portfolio was not performing. There can be no assurance that additional delinquencies will not occur in the future.

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

         The Corporation commenced a stock repurchase program whereby the Corporation may repurchase its common stock in the open market. The Board has authorized the repurchase of approximately 9,700 additional shares, up to 5% of its outstanding stock as of October 28, 1997. It is anticipated that the

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

repurchase will occur during the second quarter ending December 31, 1997. At September 30, 1997, the Corporation had repurchased and held 41,432 shares as treasury stock at a cost of $648,571.

         Effective January 1, 1997, Forrest City Bank, FSB converted to a national-chartered bank and changed its name to Forrest City Bank, N.A. In conjunction with this conversion, Forrest City Financial Corporation has converted its charter to a national bank holding company.


FINANCIAL CONDITION

         Total assets of the Corporation increased $3.5 million, or 6.3% to $59.3 million at September 30, 1997 compared to $55.8 million at June 30, 1997. This increase was primarily reflected in an increase in net loans receivable and cash in banks.

         Securities available for sale increased $19,000, or .23% to $8.11 million at September 30, 1997 compared to $8.09 million at June 30, 1997. The net increase results from purchases of $222,000 offset by maturities of $249,000 and an increase in unrealized gains of $48,000. There were no sales for the quarter ended September 30, 1997.

         Securities held to maturity decreased $.4 million, or 5.6% to $7.9 million at September 30, 1997 compared to $8.3 million at June 30, 1997. This decrease is due to maturities and principal payments received for assets in this classification. There were no purchases of securities under the held to maturity category for the quarter ended September 30, 1997.

         Loans receivable increased $1.1 million, or 3.0% to $36.6 million at September 30, 1997 compared to $35.5 million at June 30, 1997. This increase was primarily due to increases in consumer loans. Stock in the Federal Home Loan and Federal Reserve Banks increased $17,300, or 1.4% to $1,253,200 at September 30, 1997 compared to $1,235,900 at June 30, 1997. This increase is due to required purchases as a result of increased borrowings and total assets.

         Total deposits increased $2.3 million or 7.1% to $33.9 million at September 30, 1997 compared to $31.6 million at June 30, 1997. Management believes the increase in deposit base to be attributable to the stabilization of interest rates in the market area and an increase in its efforts in checking account services offered by the Bank. These factors have had a direct impact on

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

both the number of transaction accounts and the resulting increase in deposit account balances.

         Borrowed funds increased $1.0 million, or 5.5% to $19.3 million at September 30, 1997 compared to $18.3 million at June 30, 1997. The increase in borrowed funds was primarily used to fund increased lending activity.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         Net income increased by $171,000 to $88,000 for the quarter ended September 30, 1997 compared to a net loss of $(83,000) for the quarter ended September 30, 1996. The increase was primarily due to a reduction in federal insurance premiums incurred during the quarter ended September 30, 1996 as a result of recapitalization of the Savings Association Insurance Fund. As part of the omnibus spending bill passed by Congress, the Bank was required to make a one-time payment of approximately $168,000 during the quarter ended September 30, 1996. Further discussion of changes in these and other items are discussed below.

         Net Interest Income. Net interest income increased $62,000 or 15.7% from $398,000 to $460,000 for the quarter ended September 30, 1997. This increase reflects an improving interest rate spread and an increase in average interest earning assets over interest bearing liabilities. The impact of repricing and lower cost of funds as a result of increases in transaction account deposits has had a positive effect on the interest rate spread.

         Interest Income. Interest income increased $94,000 or 9.2% to $1,116,000 for the quarter ended September 30, 1997 compared to $1,022,000 for the same period ended September 30, 1996. The increase was primarily due to increases in interest earned on loans. Interest income on loans increased $134,000 for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996. This increase is primarily attributable to greater balances in the loan portfolio as well as a slight increase in yields for the comparable periods. Interest earned on mortgage-backed securities was down $42,000 due to smaller balances invested in these securities during the comparative periods.

         Interest Expense. Interest expense increased by $32,000 or 5.1% to $656,000 for the quarter ended September 30, 1997 compared to $624,000 for the same period ended September 30, 1996. The increase was due to increased interest

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

expense on deposit and transaction accounts as a result of larger balances outstanding during the current period. Interest expense on deposit accounts totaled $370,000 compared to $330,000 for the quarter ended September 30, 1997 and 1996, respectively. The increase in interest expense on deposit accounts was slightly offset by a decrease in expense on borrowed funds. Interest expense on borrowed funds decreased by $7,000 or 2.6% to $287,000 for the quarter ended September 30, 1997 compared to $294,000 for the quarter ended September 30, 1996.

         Provision for Loan Losses. The Bank's provision for loan losses was $28,000 for the quarter ended September 30, 1997 compared to $44,000 for the quarter ended September 30, 1996. Management continues to monitor its allowance for loan losses and may make future additions to the allowance through the provision for loan losses as economic and regulatory conditions dictate. Although the Bank maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank's determination as to the amounts of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional general or specific allowances.

         Non-Interest Income. Non-interest income increased $16,000 for the quarter ended September 30, 1997 compared to the same period ended September 30, 1996. This increase was primarily due to an increase in service fee income relative to the Bank's transaction account customers.

         Non-Interest Expense. Non-interest expense decreased $106,000 or 22.5% to $366,000 for the three months ended September 30, 1997 compared to $472,000 for the same period ended September 30, 1996. Compensation and benefits increased $33,000 as a result of added personnel to handle the increase in transaction volume of the Bank as well as the addition of an Executive Vice President. Other operating expenses for office supplies, postage, processing and service fees have increased due to the increase in transaction volume and new accounts. In addition, as previously mentioned, the Bank's federal insurance premium decreased by $179,000 to $11,000 for the quarter ended September 30, 1997 compared to $190,000 for the same period ended September 30, 1996. The reduction in expense is attributable to the one-time charge to fund the SAIF incurred during the quarter ended September 30, 1996 and lower insurance premium rates currently being paid.

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Income Tax Expense. Income tax expense was $55,000 for the quarter ended September 30, 1997 compared to $25,000 for the quarter ended September 30, 1996. The current income tax expense represents estimated tax on an annualized basis based on management's estimated earnings for the period.

NON-PERFORMING ASSETS AND LOAN LOSS PROVISION

         The allowance for loan losses was $254,000 or .70% of loans receivable, net at September 30, 1997 as compared to .74% of loans receivable, net at June 30, 1997.

     The ratio of non-performing assets to total assets is one indicator of the exposure to credit risk. Non-performing assets of the Company may consist of non-accruing loans, accruing loans delinquent 90 days or more and foreclosed assets which have been acquired as a result of foreclosure, deed-in-lieu of foreclosure or deemed foreclosed.

         The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio.

                                            September 30,        June 30,
                                                1997              1997
                                            -------------       --------

Non-accruing loans:
   One- to four-family                        $   --            $  4,881
   Consumer                                    178,086            77,415
                                              --------          --------
      Total                                   $178,086          $ 82,296
                                              --------          --------

Foreclosed assets:
   One- to four-family                        $   --            $217,283
   Commercial real estate                         --                --
                                              --------          --------
      Total                                   $   --            $217,283
                                              --------          --------

Total non-performing assets                   $178,086          $299,579
                                              ========          ========

Total as a percentage of total assets              .30%              .54%
                                              ========          ========

         Total non-performing assets decreased to $178,086 or .30% of total assets at September 30, 1997 from $299,579 or .54% of total assets at June 30, 1997. The decrease in non-performing assets was primarily due to a decrease in foreclosed assets at September 30, 1997 as compared to June 30, 1997.

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

         Other potential sources of funds available to the Bank include borrowings from the Federal Home Loan Bank of Dallas. At September 30, 1997, the Bank had $19.3 million of Federal Home Loan Bank borrowings outstanding. The Bank uses its liquid resources principally to meet on-going commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity and to meet operating expenses. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 1997, the Bank had outstanding commitments to extend credit amounting to approximately $1.8 million. Management believes that loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs.

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

                FORREST CITY FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The table below presents the capital position at September 30, 1997 (in thousands).

                        Actual            Required             Excess
                        Amount   Percent   Amount   Percent    Amount   Percent
                        ------   -------  --------- -------    ------   -------
Risk-based capital:

   Tier 1 capital       4,237     13.3%     1,278      4.0%     2,959     9.3%

   Total capital        4,297     13.4%     2,556      8.0%     1,741     5.4%

Tier 1 leverage ratio   4,237      7.2%     1,278      4.0%     2,959     3.2%

                       FORREST CITY FINANCIAL CORPORATION
                                 AND SUBSIDIARY

PART II:  OTHER INFORMATION

Item 1:   Legal Proceedings
          Not Applicable

Item 2:   Changes in Securities
          Not Applicable

Item 3:   Defaults Upon Senior Securities
          Not Applicable

Item 4:   Submission of Matters to a Vote of Security Holders

          (a)  On October 28, 1997, Forrest City Financial
          Corporation held its fourth Annual Meeting of Stockholders.

          (b) At the meeting, Steven K. Cranford, Diana S. Arwood, and Frankie L. Pratt were elected as directors for terms to expire in 2000.

          (c) Stockholders voted on the following matters:

                (i) The election of the following three directors of the Corporation;

                                         For      Withheld
                                       -------    --------
                  Steven K. Cranford   156,951           0
                  Diana S. Arwood      156,951           0
                  Frankie L. Pratt     156,726         225

                (ii) The ratification of the appointment of Frazee, Fox &
               Dodge, Ltd. as independent auditors of the Corporation for the fiscal year ended June 30, 1998.

                               For     Against   Abstain
                             -------   -------   -------
                             138,232    18,719         0

Item 5:   Other Information
          Not Applicable

Item 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               27 Financial Data Schedule

          (b)  Reports on Form 8-K
               None

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FORREST CITY FINANCIAL CORPORATION
                               Registrant




Date:  November 7, 1997        /s/ John R. Stipe
       ------------------     -----------------------------------
                              John R. Stipe
                              President & Chief Executive Officer



Date:  November 7, 1997        /s/ Kevin S. Jumper
       ------------------     -----------------------------------
                              Kevin S. Jumper
                              Treasurer & Chief Financial Officer